Form 10QSB
period 1996-07-31
VIDEO UPDATE INC
filed 1996-09-04
CIK 920042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31, 1996

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____  to  _____

                        Commission file number:  0-24346


                               VIDEO UPDATE, INC.
      ---------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

               Delaware                                    41-1461110
     ---------------------------------                 ----------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

                             3100 World Trade Center
                               30 East 7th Street
                           St. Paul, Minnesota  55101
               ---------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (612) 222-0006
               ---------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



     Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
   --------      --------

     On September 2, 1996, the Issuer had 11,002,735 outstanding shares of Class A Common Stock, $.01 par value, and 2,000,000 outstanding shares of Class B Common Stock, $.01 par value.

                               VIDEO UPDATE, INC.

                                      INDEX

PART 1 - FINANCIAL INFORMATION                                          PAGE NO.
- ------------------------------                                          --------

ITEM 1.  Financial Statements

         Consolidated Balance Sheets - April 30, 1996, and
               July 31, 1996 . . . . . . . . . . . . . . . . . . . . .      3

        Consolidated Statements of Income - Three Months ended
               July 31, 1995 and July 31, 1996 . . . . . . . . . . . .      4

        Consolidated Statements of Cash Flows - Three Months ended
               July 31, 1995 and July 31, 1996 . . . . . . . . . . . .      5

        Notes to Consolidated Financial Statements - July 31, 1996 . .      6

ITEM 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . .      8

PART II - OTHER INFORMATION
- ---------------------------

ITEM 1. Legal Information. . . . . . . . . . . . . . . . . . . . . . .     13

ITEM 5. Other Information. . . . . . . . . . . . . . . . . . . . . . .     14

ITEM 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .     14

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15
- ----------


                                     2 of 15

PART I - FINANCIAL INFORMATION
- -----------------------------------
ITEM 1. FINANCIAL STATEMENTS


                               VIDEO UPDATE, INC.
                           CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share amounts)

                                     ASSETS

                                                         April 30,    July 31,
                                                           1996         1996
                                                         ---------   ----------
                                                                     (UNAUDITED)

Cash and cash equivalents                                $    676     $  1,062
Accounts receivable                                           558          690
Notes receivable from related parties                       1,555        1,608
Inventory                                                   4,545        4,930
Videocassette rental inventory -- net                      25,701       29,120
Property and equipment -- net                              18,988       21,288
Prepaid expenses                                              682        1,064
Goodwill -- net                                            25,973       25,602
Other assets                                                  840          913
                                                         --------     --------
Total assets                                             $ 79,518     $ 86,277
                                                         --------     --------
                                                         --------     --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                            $  4,859     $  9,418
Accounts payable                                            8,692       10,253
Accrued compensation                                        1,334        1,307
Accrued expenses                                              977        1,270
Accrued rent expense                                          228          236
Income tax payable                                            593          311
Deferred income taxes                                         841          797
Other liabilities                                             494          688

Commitments and contingencies

Stockholders' equity:
   Preferred Stock, par value $.01 per share:
   Authorized shares--5,000,000
   Issued shares--None                                         --           --
Class A Common Stock, par value $.01 per share:
   Authorized shares--50,000,000
   Issued and outstanding shares--11,017,735 at April 30,
     1996 and at July 31, 1996                                110          110
Class B Common Stock, par value $.01 per share:
   Authorized, issued and outstanding shares--
     2,000,000 at April 30, 1996 and July 31, 1996             20           20
   Additional paid-in capital                              61,029       61,029
   Retained earnings                                        2,186        2,749
   Foreign currency translation                               (34)        (100)
                                                         --------     --------
                                                           63,311       63,808
   Notes receivable from officers for the exercise
      of options                                           (1,811)      (1,811)
                                                         --------     --------
Total stockholders' equity                                 61,500       61,997
                                                         --------     --------
Total liabilities and stockholders' equity               $ 79,518     $ 86,277
                                                         --------     --------
                                                         --------     --------

                             SEE ACCOMPANYING NOTES.


                                     3 of 15

Note: The balance sheet at April 30, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


                               VIDEO UPDATE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                             Three Months Ended July 31,
                                                  1995          1996
                                                --------      --------

Revenues:
   Rental revenue                              $  4,803       $ 17,184
   Service fees                                     126            119
   Product sales                                    243          1,260
                                               --------       --------
                                                  5,172         18,563

Costs and expenses:
   Store operating expenses                       3,549         14,539
   Selling, general and administrative              830          1,978
   Cost of product sales                            167            680
   Amortization of goodwill                         119            371
                                               --------       --------
                                                  4,665         17,568
                                               --------       --------

Operating income                                    507            995

Interest expense                                    (51)          (165)
Other income                                         75            128
                                               --------       --------
                                                     24            (37)
                                               --------       --------

Income before income taxes                          531            958
Income tax expense                                  231            395
                                               --------       --------
Net income                                     $    300       $    563
                                               --------       --------
                                               --------       --------

Net income per share                           $    .05       $    .05
                                               --------       --------
                                               --------       --------

                             SEE ACCOMPANYING NOTES.


                                     4 of 15

                               VIDEO UPDATE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                     Three Months Ended July 31,
                                                           1995          1996
                                                         --------      --------

OPERATING ACTIVITIES
   Net income                                             $   300      $   563
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                        1,208        5,701
       Deferred rent and other liabilities                     47          202
       Deferred income taxes                                   34          (44)
       Changes in operating assets and liabilities,
         net of acquisitions of businesses:
           Accounts receivable                               (110)        (132)
           Notes receivable                                    (1)         (53)
           Inventory                                         (511)        (384)
           Other assets                                         2         (531)
           Accounts payable                                 2,094        1,560
           Income taxes payable                               197         (282)
           Other liabilities                                  150          198
                                                          -------      -------
Net cash provided by operating activities                   3,410        6,798


INVESTING ACTIVITIES
   Purchase of videocassette rental inventory              (2,975)      (7,910)
   Purchase of property and equipment                      (1,335)      (3,062)
   Investment in businesses, net of cash acquired          (4,356)          --
                                                          -------      -------
Net cash used in investing activities                      (8,666)     (10,972)


FINANCING ACTIVITIES
   Proceeds from bank line of credit                           --        4,600
   Proceeds from notes payable                                 --           28
   Payments on notes payable                                 (146)         (68)
   Proceeds from issuance of common stock                     992           --
                                                          -------      -------
Net cash provided by financing activities                     846        4,560
                                                          -------      -------

Increase (decrease) in cash and cash equivalents           (4,410)         386
Cash and cash equivalents at beginning of the period        5,573          676
                                                          -------      -------
Cash and cash equivalents at end of the period            $ 1,163      $ 1,062
                                                          -------      -------
                                                          -------      -------

                             SEE ACCOMPANYING NOTES.


                                     5 of 15

                               VIDEO UPDATE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1996
                                   (UNAUDITED)

1.   GENERAL

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considerded necessary for a fair presentation have been included. Operating results for the three months ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1996.

     RECLASSIFICATION

     Certain prior year items have been reclassified to conform with the fiscal 1997 presentation.

2.   NET INCOME PER COMMON SHARE

     Net income per share is computed by dividing net income for the year by the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during the year. The weighted average number of shares used in the net income per share calculation was reduced by the common shares placed in escrow in connection with the Company's initial public offering.



                                              THREE MONTHS ENDED JULY 31,
                                              ---------------------------
                                                  1995           1996
                                                  ----           ----
                                       (In thousands, except per share amounts)

     Net income                                 $   300        $   563
                                                -------        -------
                                                -------        -------

     Weighted average shares outstanding:
       Class A common shares outstanding
         at quarter end                           5,206         11,018
       Class B common shares outstanding at
         quarter end                              2,000          2,000
       Less:  Class B common shares placed
         in escrow in connection with the
         initial public offering                 (1,300)        (1,300)
     Effect of using weighted average common
       shares outstanding                          (542)            --
     Effect of shares issuable under stock
       options and warrants based on the
       treasury stock method                        576            629
                                                -------        -------
       Shares used in computing net income
         per share                                5,940         12,347
                                                -------        -------
                                                -------        -------

     Net income per common and common
       equivalent share, primary                $   .05        $   .05
                                                -------        -------
                                                -------        -------

3.   CHANGE IN AMORTIZATION METHOD FOR VIDEOCASSETTE RENTAL INVENTORY

     Effective February 1, 1996, videocassettes that are considered base stock (including copies one through three of new releases) are amortized over 36 months on a straight-line basis to a salvage value of $6.00 per videocassette. New release videocassettes are amortized as follows: the fourth through ninth copies of each title per store are amortized on a straight-line basis during their first six months to a net book value of $6.00 and then on a straight-line basis over 30 months with no salvage value; and the tenth and any succeeding copies of each title per store are amortized on a straight-line basis during their first


                                     6 of 15
six months to a net book value of $6.00 and then on a straight-line basis over three months with no salvage value. The changes, which represent in part a change in accounting principle and a change in accounting estimate, were reflected in the Company's consolidated financial statements in total as a change in an estimate in the fourth quarter of fiscal 1996.

     Prior to February 1, 1996, base stock videocassettes were amortized over 36 months on a straight-line basis with no salvage value. Prior to May 1, 1995, new release videocassettes were amortized as follows: copies one through three of each title per store were amortized as base stock; the fourth through ninth copies of each title per store were amortized 40% in the first year and 30% in each of the second and third years; and the tenth and any succeeding copies of each title per store were amortized over nine months on a straight-line basis.

     The new method of amortization was adopted because the Company believes accelerating expense recognition for new release videocassettes (copies four and greater) during the first six months more closely matches the typically higher revenue generated following a title's release, and believes that $6.00 represents a reasonable salvage value for base stock videocassettes after 36 months.

     The effect of the application of the new method of amortizing videocassettes during the first quarter of fiscal 1996 (three months ended July 31, 1995) would have increased amortization expense by $288,000 and decreased net income by $171,000, or $.02 per share, for the period.

4.   ACQUISITIONS

     In connection with five acquistions in which the Company has issued an aggregate of 610,613 shares of Class A Common Stock in fiscal 1996, the Company may be obligated to make deficiency payments to such sellers equal to the difference between the guaranteed price of $7.00 to $12.00 for each share issued, and the actual market price of such shares as of specified dates between July and October 1996. As of July 31, 1996 the deficiency payments are estimated to be approximately equal to $1,435,000. In three of these acquistions, the Company has the option of satisfying approximately $1,310,000 of this liability at July 31, 1996 through the issuance of approximately 190,008 additional shares of Class A Common Stock.

5.   SUBSEQUENT EVENTS

     The Company and the Selling Stockholders (the Company's CEO and President) filed a registration statement with the Securities and Exchange Commission in July 1996 to offer for sale approximately 5,500,000 shares of its Class A Common Stock in an underwritten public offering ("Subsequent Offering"). Included as a part of the shares to be sold are 420,000 shares of common stock currently held by the Company's CEO and President as a result of their exercise of options in August 1995. The proceeds to be received by the Company's CEO and President from the sale of their shares will be applied toward payment of the notes receivable and interest thereon totaling $3,250,000 as of July 31, 1996. To the extent that such proceeds are not sufficient to satisfy the notes receivable in full, any remaining amounts due under such notes shall be evidenced by promissory notes, bearing market rates of interest, with payment of principal due on the third anniversary of the closing of the Subsequent Offering.

     In June 1996, the Board of Directors approved an additional stock option plan (the "1996 Plan"). The 1996 Plan provides for the granting of up to 820,000 options to eligible individuals to purchase shares of Class A Common Stock of the Company. Options under the 1996 Plan may be incentive stock options or non-qualified options.


                                     7 of 15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere herein.

OVERVIEW

         The Company franchised its first store in January 1983 and opened its first Company-owned store in September 1989. By July 1994, when the Company completed its initial public offering, the Company had grown to 15 Company-owned stores and 30 franchised stores. Subsequently, the Company substantially accelerated its growth and as of July 31, 1996 operates 151 acquired and 65 developed stores in 11 states and in Canada, and has 25 franchised stores predominantly in the United States as of July 31, 1996. All of the Company's stores located in the United States are superstores. Superstores are video specialty stores that carry more than 7,500 rental units.

         The Company generates revenues primarily from the rental of videocassettes and video games, from service fees from its franchisees, and from the sale of products. As reflected in the chart below, rental revenues at Video Update stores have accounted for the substantial majority of the Company's revenues. The Company expects that this trend will continue.


                                              THREE MONTHS ENDED JULY 31,
                                             -----------------------------
                                                  1995          1996
                                                  ----          ----
                                                      (IN THOUSANDS)
Rental revenue . . . . . . . . . . . . . . .   $   4,803      $  17,184
Service fees . . . . . . . . . . . . . . . .         126            119
Product sales  . . . . . . . . . . . . . . .         243          1,260
                                                  ------        -------
                                               $   5,172      $  18,563
                                                  ------        -------
                                                  ------        -------

         Effective February 1, 1996, videocassettes that are considered base stock (including copies one through three of new releases) are amortized over 36 months on a straight-line basis to a salvage value of $6.00 per videocassette. New release videocassettes are amortized as follows: the fourth through ninth copies of each title per store are amortized on a straight-line basis during their first six months to a net book value of $6.00 and then on a straight-line basis over 30 months with no salvage value; and the tenth and any succeeding copies of each title per store are amortized on a straight-line basis during their first six months to a net book value of $6.00 and then on a straight-line basis over three months with no salvage value.


                                 8 of 15

         Amortization expense as a percentage of revenue for future periods may vary based on the Company's purchase of videocassette inventory, which is subject to the Company's rate of expansion, studio release schedules and anticipated market demand.

OPERATING RESULTS

         The table below sets forth the percentage of revenues represented by certain items included in the Company's statement of operations for the periods indicated.


                                               THREE MONTHS ENDED JULY 31,
                                               ----------------------------
                                                 1995              1996
                                                 ----             -----
    Revenues:
     Rental revenue                                92.9 %            92.6 %
     Service fees                                   2.4               0.6
     Product sales                                  4.7               6.8
                                               --------           -------
        Total revenues                            100.0             100.0
    Costs and expenses:
     Store operating expenses                      68.6              78.3
     Selling, general and administrative           16.1              10.7
     Cost of product sales                          3.2               3.7
     Amortization of goodwill                       2.3               2.0
                                               --------           -------
        Total cost and expenses                    90.2              94.7
                                               --------           -------
    Operating income                                9.8               5.3
    Other income (expense):
     Interest expense                              (1.0)             (0.9)
     Amortization of debt costs                       -                 -
     Other income                                   1.5               0.7
                                               --------           -------
        Total other income (expense)                0.5              (0.2)
                                               --------           -------
    Income from operations before income taxes     10.3               5.1
    Income tax expense                              4.5               2.1
                                               --------           -------
    Net income                                      5.8 %             3.0 %
                                               --------           -------
                                               --------           -------

THREE MONTHS ENDED JULY 31, 1996 COMPARED TO THREE MONTHS ENDED JULY 31, 1995.

         RENTAL REVENUE. Rental revenue was approximately $17,184,000 and $4,803,000, or 92.6% and 92.9% of total revenues for the three months ended July 31, 1996 and 1995, respectively. The increase in rental revenue of $12,381,000 was derived from video stores acquired during fiscal 1996 which accounted for approximately $6,401,000 or 51.7% of the increase, from the opening of 42 new Company-owned stores since the first quarter of fiscal 1996 which accounted for approximately $3,552,000 or 28.7% of the increase, and from an 8% increase in same store revenues.

         SERVICE FEES. Service fees were approximately $119,000 and $126,000, or 0.6% and 2.4% of total revenues for the three months ended July 31, 1996 and 1995, respectively. Continuing service fees and royalties from franchisees accounted for 97% and 100% of total service fees, respectively. The decrease in service fees as a percentage of total revenues was due to a significant increase in the number of Company-owned stores without a corresponding increase in the number of franchised stores.

         PRODUCT SALES. Product sales were approximately $1,260,000 and $243,000, or 6.8% and 4.7% of total revenues for the three months ended July
31, 1996 and 1995, respectively. The increase in product sales of $1,017,000 was a result of product sales by the video stores acquired during fiscal 1996 which accounted for approximately $558,000 or 54.9% of the increase and from the opening of 42 Company-owned video stores since the first quarter of fiscal
1996. The increase in product sales as a percentage of total revenues was a result of higher product sales as a percentage of total revenues by video stores acquired in fiscal 1996.


                                  9 of 15

         STORE OPERATING EXPENSES. Store operating expenses consist primarily of compensation and related expenses, occupancy expenses, and depreciation and amortization expenses. Operating expenses were approximately $14,539,000 and $3,549,000, or 78.3% and 68.6% of total revenues for the three months ended July 31, 1996 and 1995, respectively. The increase in store operating expenses of $10,990,000, was primarily the result of video stores acquired during fiscal 1996, from the opening of 42 Company-owned video stores since the first quarter of fiscal 1996, and an increase in amortization expense related to videocassettes. The increase in store operating expenses as a percentage of total revenues was primarily due to a change in accounting method for amortizing videocassettes, additional regional expenses related to developing new markets, higher initial expenses related to new store openings, and the higher compensation and occupancy costs of video stores acquired during fiscal 1996.


         Compensation and related expenses were approximately $3,977,000 and $1,017,000, or 21.4% and 19.7% of total revenues for the three months ended July 31, 1996 and 1995, respectively. The increase of $2,960,000 was primarily due to video stores acquired during fiscal 1996 which accounted for approximately $1,612,000 or 54.5% of the increase and from the opening of 42 Company-owned video stores since the first quarter of fiscal 1996. The increase as a percentage of total revenues was primarily due to additional regional management expenses related to developing new markets and higher initial payroll costs associated with the opening of new Company-owned video stores.

         Occupancy expenses were approximately $4,041,000 and $963,000, or 21.8% and 18.6% of total revenues for the three months ended July 31, 1996 and 1995, respectively. The increase of approximately $3,078,000 was primarily due to video stores acquired during fiscal 1996, which accounted for $1,327,000 or 43.1% of the increase, from the expansion of several stores in fiscal 1996 and from the opening of 42 Company-owned stores since the first quarter of fiscal 1996. The increase as a percentage of total revenues was primarily due to higher occupancy costs associated with the video stores acquired and opened during fiscal 1996 and since the first quarter of fiscal 1996, and higher costs as a percentage of total revenues associated with the opening of new video stores prior to revenue reaching maturity during the first year of operations.

         Depreciation and amortization expenses were approximately $5,144,000 and $1,050,000, or 27.7% and 20.3% of total revenues for the three months ended July 31, 1996 and 1995, respectively. Depreciation and amortization expense reflects the depreciation of store equipment and fixtures and the amortization of videocassettes. The increase of $4,094,000 was primarily attributable to the addition of new release videocassette inventory for new, existing, and acquired stores. The effect of the application of the new method of amortizing videocassettes during the first quarter of fiscal 1996 (three months ended July 31, 1995), would have increased amortization expense to $1,338,000 or to approximately 25.9% of total revenues. Amortization expense also increased as a percentage of sales in the first quarter of fiscal 1997 (three months ended July 31, 1996) due to additional tape purchases as a percentage of sales for new store openings prior to reaching maturity during the first year of operations. Amortization expense as a percentage of revenues for future periods may vary based on the Company's purchase of videocassette inventory, which is subject to the Company's rate of expansion, studio release schedules and anticipated market demend.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were approximately $1,978,000 and $830,000, or 10.7% and 16.1% of total revenues for the three months ended July 31, 1996 and 1995, respectively. The increase of approximately $1,148,000 was primarily due to adding management personnel and administrative staff to support the Company's growth and related expenditures. The decrease as a percentage of total revenues was due to the increases in total revenues without a proportional increase in corporate overhead.

         COST OF PRODUCT SALES. Cost of product sales was approximately $680,000 and $167,000, or 3.7% and 3.2% of total revenues for the three months ended July 31, 1996 and 1995, respectively. The cost of product sales as a percentage of total product sales revenue was approximately 54.0% and 68.7% for fiscal 1996 and 1995, respectively. The decrease in the cost of product sales as a percentage of total product sales was primarily the result of a different mix of products sold in video stores acquired during fiscal 1996.

         AMORTIZATION OF GOODWILL. Amortization of goodwill was approximately $371,000 and $119,000 or 2.0% and 2.3% of total revenues for the three months ended July 31, 1996 and 1995, respectively. The decrease as a percentage of total revenues was primarily attributable to an increase in sales from new store


                                 10 of 15
openings without a proportional increase in the amortization of certain intangible assets resulting from the video stores acquired in fiscal 1996.

         INTEREST EXPENSE. Interest expense was approximately $165,000 and $51,000, or 0.9% and 1.0% of total revenues for the three months ended July 31, 1996 and 1995, respectively. The increase of $114,000 was primarily attributable to interest on increased borrowings under the Company's bank line of credit.

         OTHER INCOME. Other income was approximately $128,000 and $75,000, or 0.7% and 1.5% of total revenues for the three months ended July 31, 1996 and 1995, respectively. The increase of $53,000 was primarily due to interest earned on notes receivable from officers.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations through cash from operations, the proceeds of prior equity and debt offerings, borrowings under bank facilities, trade credit and equipment leases. The Company's principal capital requirements are for the acquisition of existing stores, the opening of new superstores, and the purchase of videocassette rental inventory, each of which varies based on market conditions and expansion plans.

         At July 31, 1996, the Company had cash and cash equivalents of approximately $1,062,000. The Company uses an unclassified balance sheet in its financial statements, and as a result, does not classify its assets or liabilities as current or noncurrent. If the Company were to use a classified balance sheet, a portion of videocassette rental inventories would be classified as noncurrent because they are not assets that are reasonably expected to be completely realized in cash or sold in one year. The acquisition cost of these inventories, however, would be reflected in current liabilities. The Company believes that classification of videocassette rental inventories as noncurrent assets would be misleading because it would not indicate the level of assets expected to be converted into cash in the next year as a result of rentals or sales of these videocassettes.

         For the three months ended July 31, 1996 net cash provided by operating activities was approximately $6,798,000. Net cash used in investment activities was approximately $10,972,000 consisting primarily of approximately $3,062,000 for new and remodeled stores, and approximately $7,910,000 for the purchase of videocassette inventory for existing and new stores, and for the conversion of stores acquired during fiscal 1996. Net cash generated from financing activities was approximately $4,560,000 resulting primarily from borrowings from the Company's bank line of credit.

         In April 1996, the Company entered into a one-year revolving credit facility with Bank of America Illinois (the "Line of Credit") under which the Company may borrow up to $10,000,000, with amounts borrowed thereunder bearing interest at variable rates based on the federal funds rate, prime rate or the interbank Eurodollar rate. The Line of Credit is convertible into a two-year term loan if it is not renewed. As of July 31, 1996, approximately $8,700,000 was outstanding under the Line of Credit, bearing interest at 8.25%. During the term of the Line of Credit and thereafter to the extent any amounts are outstanding under the Line of Credit, the Company is subject to various restrictive covenants, including limitations on further indebtedness, other than trade credit and capital or operating leases, and requirements that the Company obtain the written consent of Bank of America (the "Bank") for certain acquisitions of new businesses or their assets (excluding new superstore openings) or entering into business combinations, including mergers, syndicates or joint ventures. In particular, the Bank's prior consent is required for any merger, acquisition or purchase in which the consideration paid by the Company exceeds (a) 5% of the Company's consolidated stockholder's equity ("Net
Worth") immediately prior to any one acquisition and (b) 10% of the Company's Net Worth as of its most recent fiscal year end in the aggregate as to all such acquisitions. The Line of Credit also restricts the amount and terms of debt that may be issued to sellers of acquired businesses and requires that the Company maintain certain cash flow ratios as well as certain ratios of total liabilities to tangible net worth. In August 1996, the Bank and the Company entered into an amendment to the Line of Credit, which will be effective upon the closing of the Subsequent Offering (the "Amendment"). The Amendment modifies the Net Worth covenants relating to mergers, acquisitions and purchases and provides that during the term of the Line of Credit, the Bank's consent is required for (i) any one transaction or series of substantially contemporaneous related transactions involving $25,000,000 in consideration and
(ii) all transactions in the aggregate involving consideration equal to the lesser of $55,000,000 or the net proceeds received by the Company from the Subsequent Offering.

         In connection with five of the Company's prior year acquisitions in which the Company has issued an aggregate of 610,613 shares of Class A Common Stock to sellers, the Company may be obligated to make deficiency payments to such sellers equal to the difference between the Guaranteed Price for each share issued, and the actual market or sales price of such shares as of a specified date. Based upon the closing sale price of the Class A Common Stock of $6.875 on July 31, 1996 and subject to the satisfaction of certain conditions by the holders of such shares, the aggregate deficiency payments that the Company may be liable for is approximately $1,310,000 (all of which, except for payments that may be due with respect to 40,000 shares, may be paid in shares of Class A Common Stock, at the Company's option).

         On July 11, 1996, the Company filed a registration statement on Form S-3 to sell 5,500,000 shares of Class A Common Stock, of which, 5,080,000 shares are being sold by the Company and 420,000 shares are being sold by the Company's CEO and President. The proceeds to be received by the CEO and


                                 11 of 15

President from the sale of their shares will be applied toward payment of the notes receivable and interest thereon totaling $3,250,000 as of July 31, 1996. To the extent that such proceeds are not sufficient to satisfy the notes receivable in full, any remaining amounts due under such notes shall be evidenced by promissory notes, bearing market rates of interest, with payment of principal due on the third anniversary of the closing of the Subsequent Offering.

         Although management will have broad discretion in allocating and applying the net proceeds of the Offering, the Company's primary planned use of the net proceeds will be to provide working capital to make acquisitions, reduce outstanding debt of approximately $9,000,000 at August 31, 1996, open additional stores, and to meet other general corporate purposes.

INFLATION

         To date, inflation has not had a material effect on the Company's business. The Company anticipates that its business will be affected by general economic trends. Although the Company has not operated during a period of high inflation, it believes that it would generally be able to pass increased costs resulting from inflation on to customers.

SEASONALITY AND QUARTERLY FLUCTUATIONS

         The video rental industry generally experiences revenue declines in April and May, due in part to the change to Daylight Savings Time and to improved weather, and in September and October, due in part to school openings and the introduction of new network and cable television programs.

         The Company's video rental business may be affected by other factors, including acquisitions by the Company of existing video stores, additional and existing competition, marketing programs, weather, special or unusual events, variations in the number of superstore openings, the quality of new release titles available for rental and sale, and other factors that may affect retailers in general.


                                 12 of 15

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          A. In connection with the acquisition of the assets of Talerico Enterprises, Inc. and Michael Talerico ("TEI") in October 1995, the Company advised TEI of what it believed to be various breaches of representations and warranties made by TEI in its asset purchase agreement with the Company. Accordingly, the Company withheld a portion of the purchase price, including 55,000 shares of Class A Common Stock. In December 1995, TEI filed an action against the Company in Arizona state court for breach of contract (the "Action"). In August 1996, the Company and TEI agreed to settle the disputes underlying the Action. Under the terms of the settlement, the Company agreed to pay TEI $225,000 and to issue 40,000 shares of Class A Common Stock (the "TEI Common Stock"). TEI has agreed not to sell, pledge or encumber any of the TEI Common Stock until April 1997, and thereafter not more than 10,000 shares of TEI Common Stock within any six month period through August 1998. The Company has agreed to make deficiency payments to TEI (payable in either cash or stock at the Company's option) if the aggregate sale proceeds of the TEI Common Stock do not equal $500,000 through arms-length sales at different intervals through September 1998.

         B. In connection with the acquisition of the assets of Videoland, Inc. ("Videoland") in November 1995, the Company issued 239,163 shares of its Class A Common Stock (the "Videoland Shares") to the sellers of the assets of Videoland (the "Videoland Sellers"). With respect to the Videoland Shares, the Company agreed to make a deficiency payment in October 1996 to the Videoland Sellers if the gross proceeds received by such sellers from the sale of the Videoland Shares during the six months from March 1996 through September 1996 is not equal to the number of shares of Videoland Shares sold multiplied by $12.00. The Videoland Sellers were subject to certain "lockup" or sale restrictions as a condition to any deficiency payment. Although the Videoland Sellers have now requested a deficiency payment of approximately $1,220,000 in October 1996 based on a sale of all of the Videoland Shares, the Company believes that the Videoland Sellers have violated the contractual lockup and sale restrictions. Accordingly, the Company has initiated an action in federal district court in Minnesota for a declaratory judgment that the Videoland Sellers are not entitled to any deficiency payment. Although no assurances can be given as to the outcome of such action, the Company intends to vigorously pursue the matter.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          None.


                                 13 of 15

ITEM 5.   OTHER INFORMATION

          Effective August 1, 1996, the Company consolidated its Canadian operations by amalgamating two of its wholly owned subsidiaries 1149463 Ontario Limited, an Ontario Corporation and Alexsay Holdings Ltd., a British Columbia Corporation, into Video Update Canada
          Inc., an Ontario corporation and wholly owned subsidiary of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (i)  the following exhibits are filed herewith:

          Exhibit No.                   Title
          ----------                    ------

               10a            1996 Stock Option Plan

               10b            Form of Franchise Offering Circular

               10C Form of Second Amendment to Credit Agreement by and between the Company and Bank of America Illinois.

     (b)  Reports on Form 8-K.


                                 14 of 15

                              SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      VIDEO UPDATE, INC.

Date:  September 6, 1996                   By:  /s/ Daniel A. Potter
                                               ---------------------------------
                                                   DANIEL A. POTTER,
                                                   Chief Executive Officer and
                                                   Chairman of the Board of
                                                   Directors


Date:  September 6, 1996                   By:  /s/ Christopher J. Gondeck
                                               ---------------------------------
                                                   CHRISTOPHER J. GONDECK,
                                                   Principal Accounting Officer



                                 15 of 15