Form 10QSB
period 1996-10-31
VIDEO UPDATE INC
filed 1996-12-09
CIK 920042

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB



[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended October 31, 1996

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____  to  _____

                           Commission file number:  0-24346


                                   VIDEO UPDATE, INC.
        --------------------------------------------------------------------
          (Exact Name of Small Business Issuer as Specified in its Charter)

               DELAWARE                                     41-1461110
     -------------------------------                   -------------------
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

                               3100 World Trade Center
                                  30 East 7th Street
                              ST. PAUL, MINNESOTA  55101
                --------------------------------------------------------
                       (Address of Principal Executive Offices)

                                    (612) 222-0006
                --------------------------------------------------------
                   (Issuer's Telephone Number, Including Area Code)



     Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----

     On December 9, 1996, the Issuer had 18,017,735 outstanding shares of Class A Common Stock, $.01 par value, and 2,000,000 outstanding shares of Class B Common Stock, $.01 par value.

                                  VIDEO UPDATE, INC.

                                        INDEX

PART 1 - FINANCIAL INFORMATION                                         PAGE NO.
------------------------------                                         --------

ITEM 1.  Financial Statements

         Consolidated Balance Sheets - April 30, 1996, and
              October 31, 1996........................................    3

         Consolidated Statements of Income - Three Months and Six
              Months ended October 31, 1995 and October 31, 1996......    4

         Consolidated Statements of Cash Flows - Six Months ended
               October 31, 1995 and October 31, 1996..................    5

         Notes to Consolidated Financial Statements - October 31,
               1996...................................................    6

ITEM 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................    9

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  Legal Information............................................   15

ITEM 5.  Other Information............................................   15

ITEM 6.  Exhibits and Reports on Form 8-K.............................   15

SIGNATURES............................................................   16
----------





                                    2 of 16

PART 1 - FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                                  VIDEO UPDATE, INC.
                             CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share and per share amounts)

                                        ASSETS
                                                       April 30,    October 31,
                                                          1996         1996
                                                       ---------    -----------
                                                                    (UNAUDITED)
Cash and cash equivalents                               $   676       $ 13,790
Accounts receivable                                         558          1,534
Notes receivable from related parties                     1,555          1,265
Inventory                                                 4,545          3,599
Videocassette rental inventory -- net                    25,701         33,974
Property and equipment -- net                            18,988         23,706
Prepaid expenses                                            682          1,153
Goodwill -- net                                          25,973         25,402
Other assets                                                840            932
                                                       ---------    -----------
Total assets                                            $79,518       $105,355
                                                       ---------    -----------
                                                       ---------    -----------

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                           $ 4,859       $    660
Accounts payable                                          8,692         11,335
Accrued compensation                                      1,334          1,250
Accrued expenses                                            977          1,460
Accrued rent expense                                        228            271
Income tax payable                                          593            425
Deferred income taxes                                       841            972
Other liabilities                                           494          1,152

Commitments and contingnecies

Stockholders' equity:
Preferred Stock, par value $.01 per share:
    Authorized shares -- 5,000,000
    Issued shares -- none                                     -              -
Class A Common Stock, par value $.01 per share:
    Authorized shares -- 50,000,000
    Issued and outstanding shares -- 11,017,735 at
      April 30, 1996 and 18,017,735 at October 31, 1996     110            180
Class B Common Stock, par value $.01 per share:
    Authorized, issued and outstanding shares --
      2,000,000  at April 30, 1996 and October 31, 1996      20             20
    Additional paid-in capital                           61,029         85,991
    Retained earnings                                     2,186          3,219
    Foreign currency translation                            (34)           100
                                                       ---------    -----------
                                                         63,311         89,510
    Notes receivable from officers for the exercise of
      options                                            (1,811)        (1,680)
                                                       ---------    -----------
Total stockholders' equity                               61,500         87,830
                                                       ---------    -----------
Total liabilities and stockholders' equity              $79,518       $105,355
                                                       ---------    -----------
                                                       ---------    -----------

                               SEE ACCOMPANYING NOTES.

Note: The balance sheet at April 30, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


                                       3 of 16

                                  VIDEO UPDATE, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)
                       (In thousands, except per share amounts)

                                        Three Months Ended   Six Months Ended
                                            October 31,         October 31,
                                           1995      1996      1995      1996
                                         --------   -------   -------  -------
Revenues:
    Rental revenue                        $ 9,810   $18,444   $14,612   $35,628
    Service fees                               77       165       203       284
    Product sales                             784     1,515     1,028     2,775
                                          -------   -------   -------   -------
                                           10,671    20,124    15,843    38,687

Costs and expenses:
    Store operating expenses                7,962    15,890    11,510    30,426
    Selling, general and administrative     1,173     2,044     2,004     4,022
    Cost of product sales                     491       956       658     1,636
    Amortization of goodwill                  227       371       346       743
                                          -------   -------   -------   -------
                                            9,853    19,261    14,518    36,827
                                          -------   -------   -------   -------

Operating income                              818       863     1,325     1,860

Interest expense                             (101)     (152)     (152)     (318)
Other income                                  148       141       223       269
                                          -------   -------   -------   -------
                                               47       (11)       71       (49)
                                          -------   -------   -------   -------

Income before income taxes                    865       852     1,396     1,811
Income tax expense                            379       382       610       778
                                          -------   -------   -------   -------
Net income                                $   486   $   470   $   786   $ 1,033
                                          -------   -------   -------   -------
                                          -------   -------   -------   -------

Net income per share, primary             $  0.05   $  0.03   $  0.10   $  0.08
                                          -------   -------   -------   -------
                                          -------   -------   -------   -------

Net income per share, fully diluted       $  0.05   $  0.03   $  0.09   $  0.08
                                          -------   -------   -------   -------
                                          -------   -------   -------   -------

                               SEE ACCOMPANYING NOTES.



                                       4 of 16

                                  VIDEO UPDATE, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                    (In thousands)

                                                  Six Months Ended October 31,
                                                  ----------------------------
                                                     1995              1996
                                                  ----------        ----------
OPERATING ACTIVITIES
    Net income                                     $    786          $  1,033
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                 3,703            11,409
        Deferred rent and other liabilities             256               700
        Deferred income taxes                           192               131
        Changes in operating assets and
          liabilities, net of acquisitions
          of businesses:
            Accounts receivable                        (103)             (976)
            Notes receivable                             (1)              420
            Inventory                                (2,116)              946
            Other assets                               (252)             (722)
            Accounts payable                          3,552             2,643
            Income taxes payable                        419              (168)
            Other liabilities                          (921)              529
                                                  ----------        ----------
Net cash provided by operating activities             5,515            15,945

INVESTING ACTIVITIES
    Purchase of videocassette rental inventory       (7,911)          (17,169)
    Purchase of property and equipment               (5,899)           (6,329)
    Investment in businesses, net of cash acquired  (14,568)             (166)
    Loan advance to executives                       (1,252)                -
                                                  ----------        ----------
Net cash used in investing activities               (29,630)          (23,664)

FINANCING ACTIVITIES
    Proceeds from bank line                               -             5,300
    Proceeds from notes payable                           -                26
    Payments on bank line                                 -            (9,400)
    Payments on notes payable                        (3,200)             (125)
    Proceeds from exercise of employee options            2                 -
    Proceeds from exercise of Class A warrants,
      net                                            28,414                 -
    Proceeds from issuance of common stock, net         992            25,032
                                                  ----------        ----------
Net cash provided by financing activities            26,208            20,833
                                                  ----------        ----------

Increase in cash and cash equivalents                 2,093            13,114
Cash and cash equivalents at beginning of the
  period                                              5,573               676
                                                  ----------        ----------
Cash and cash equivalents at end of the period     $  7,666          $ 13,790
                                                  ----------        ----------
                                                  ----------        ----------

                               SEE ACCOMPANYING NOTES.



                                       5 of 16

                                  VIDEO UPDATE, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   OCTOBER 31, 1996
                                     (UNAUDITED)

1.   GENERAL

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1996.

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

                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                            OCTOBER 31,         OCTOBER 31,
                                        ------------------   ----------------
                                          1995      1996      1995     1996
                                        --------  --------  -------- --------
                                       (In thousands, except per share amounts)

Net income                              $   486   $   470    $   786  $ 1,033
                                        --------  --------  -------- --------
                                        --------  --------  -------- --------

Weighted average shares outstanding:
    Class A common shares outstanding
      at quarter end                     10,775    18,018     10,775   18,018
    Class B common shares outstanding
      at quarter end                      2,000     2,000      2,000    2,000
    Less:  Class B common shares placed
      in escrow in connection with the
      initial public offering            (1,300)   (1,300)    (1,300)  (1,300)
    Effect of using weighted average
      common shares outstanding          (2,206)   (4,465)    (4,159)  (5,740)
    Effect of shares issuable under stock
      options and warrants based on the
      treasury stock method               1,249       348        915      483
                                        --------  --------  -------- --------
                                         10,518    14,601      8,231   13,461
                                        --------  --------  -------- --------
                                        --------  --------  -------- --------

Net income per common and common
  equivalent share, primary             $  0.05   $  0.03    $  0.10  $  0.08
                                        --------  --------  -------- --------
                                        --------  --------  -------- --------


                                       6 of 16

                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                            OCTOBER 31,         OCTOBER 31,
                                        ------------------   ----------------
                                          1995      1996      1995     1996
                                        --------  --------  -------- --------
                                       (In thousands, except per share amounts)

Net income                               $   486  $   470    $   786  $ 1,033

Weighted average shares outstanding:
    Class A common shares outstanding
      at quarter end                      10,775   18,018     10,775   18,018
    Class B common shares outstanding
      at quarter end                       2,000    2,000      2,000    2,000
    Less:  Class B common shares placed
      in escrow in connection with the
      initial public offering             (1,300)  (1,300)    (1,300)  (1,300)
    Effect of using weighted average
      common shares outstanding           (2,206)  (4,465)    (4,159)  (5,740)
    Effect of shares issuable under stock
      options and warrants based on the
      treasury stock method                1,249      348      1,336      483
                                        --------  --------  -------- --------
                                          10,518   14,601      8,652   13,461
                                        --------  --------  -------- --------
                                        --------  --------  -------- --------

Net income per common and common
  equivalent share, fully diluted        $  0.05  $  0.03    $  0.09  $  0.08
                                        --------  --------  -------- --------
                                        --------  --------  -------- --------

3.   CHANGE IN AMORTIZATION METHOD FOR VIDEOCASSETTE RENTAL INVENTORY

     Effective February 1, 1996, videocassettes that are considered base stock (including copies one through three of new releases) are amortized over 36 months on a straight-line basis to a salvage value of $6.00 per videocassette. New release videocassettes are amortized as follows: the fourth through ninth copies of each title per store are amortized on a straight-line basis during their first six months to a net book value of $6.00 and then on a straight-line basis over 30 months with no salvage value; and the tenth and any succeeding copies of each title per store are amortized on a straight-line basis during their first six months to a net book value of $6.00 and then on a straight-line basis over three months with no salvage value. The changes, which represent in part a change in accounting principle and a change in accounting estimate, were reflected in the Company's consolidated financial statements in total as a change in an accounting estimate in the fourth quarter of fiscal 1996.

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

                                       7 of 16

     The effect of the application of the new method of amortizing videocassettes during the first half of fiscal 1996 (six months ended October 31, 1995) would have increased amortization expense by approximately $1,024,000 and decreased net income by approximately $577,000, or $.07 per share, for the period.

4.   ACQUISITIONS

     In connection with six acquisitions in which the Company has issued an aggregate of 650,613 shares of Class A Common Stock in fiscal 1996, the Company may be obligated to make deficiency payments to such sellers equal to the difference between the guaranteed price of $7.00 to $15.00 for each share issued, and the actual market price of such shares as of specified dates between July 1996 and October 1998. During October 1996, a deficiency payment was made with regard to one acquisition in the cash amount of $87,135. As of October 31, 1996, the remaining deficiency payments are estimated to be approximately $2,600,000 based on the closing stock price at October 31, 1996. In two of these acquisitions, the Company has the option of satisfying approximately $1,300,000 of this liability at October 31, 1996 through the issuance of approximately 192,000 additional shares of Class A Common Stock.

5.   STOCKHOLDER'S EQUITY

     On October 2, 1996, the Company announced the closing of its public offering of 6.1 million shares of Class A Common Stock. The net proceeds from the offering were approximately $21,628,000 and will be used to provide working capital, make acquisitions, reduce outstanding debt, open additional stores and meet other general corporate purposes.

     On October 9, 1996, the Company announced the closing of the over-allotment option of 915,000 shares of Class A Common Stock providing approximately $3,404,000 in additional net proceeds.

     In June 1996, the Board of Directors approved an additional stock option plan (the "1996 Plan"). The 1996 Plan provides for the granting of up to 820,000 options to eligible individuals to purchase shares of Class A Common Stock of the Company. Options under the 1996 Plan may be incentive stock options or non-qualified options.



                                       8 of 16

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the financial condition and results of operations should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto appearing elsewhere herein.

OVERVIEW

     The Company franchised its first store in January 1983 and opened its first Company-owned store in September 1989. By July 1994, when the Company completed its initial public offering, the Company had grown to 15 Company-owned stores and 30 franchised stores. Subsequently, the Company substantially accelerated its growth and as of October 31, 1996 operates 237 Company-owned stores in 13 states and in Canada, and has 28 franchised stores predominantly in the United States. All of the Company's stores located in the United States are superstores. Superstores are video specialty stores that carry more than 7,500 rental units.

     As a result of the acquisitions completed during fiscal 1995 and fiscal 1996, the Company anticipates that its results of operations will be reduced by the amortization of goodwill of approximately $25,402,000, with anticipated quarterly non-cash charges of approximately $372,000 for goodwill. The Company anticipates that future acquisitions will involve the recording of additional significant amounts of goodwill and deferred charges on its balance sheet.

     The Company generates revenues primarily from the rental of videocassettes and video games, from service fees from its franchisees, and from the sale of products. As reflected in the chart below, rental revenues at Video Update stores have accounted for the substantial majority of the Company's revenues. The Company expects that this trend will continue.

                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                            OCTOBER 31,         OCTOBER 31,
                                        ------------------   ----------------
                                          1995      1996      1995     1996
                                        --------  --------  -------- --------
                                           (In thousands)     (In thousands)

Rental revenue                          $  9,810  $ 18,444  $ 14,612 $ 35,628
Service fees                                  77       165       203      284
Product sales                                784     1,515     1,028    2,775
                                        --------  --------  -------- --------
                                        $ 10,671  $ 20,124  $ 15,843 $ 38,687
                                        --------  --------  -------- --------

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

     Amortization expense as a percentage of revenue for future periods may vary based on the Company's purchase of videocassette inventory, which is subject to change based on the Company's rate of expansion, studio release schedules and anticipated market demand.

                                       9 of 16

OPERATING RESULTS

     The table below sets forth the percentage of revenues represented by certain items included in the Company's statement of operations for the periods indicated.

                                            Six months ended October 31,
                                            ----------------------------
                                               1995             1996
                                            -----------      -----------
Revenues:
    Rental revenue                              92.2 %           92.1 %
    Service fees                                 1.3              0.7
    Product sales                                6.5              7.2
                                            -----------      -----------
Total revenues                                 100.0            100.0

Costs and expenses:
    Store operating expenses                    72.6             78.7
    Selling, general and administrative         12.6             10.4
    Cost of product sales                        4.2              4.2
    Amortization of goodwill                     2.2              1.9
                                            -----------      -----------
Total cost and expenses                         91.6             95.2
                                            -----------      -----------
Operating income                                 8.4              4.8

Other income (expense):
    Interest expense                            (1.0)            (0.8)
    Other income                                 1.4              0.7
                                            -----------      -----------
Total other income (expense)                     0.4             (0.1)
                                            -----------      -----------
Income from operations before income taxes       8.8              4.7
Income tax expense                               3.8              2.0
                                            -----------      -----------
Net income                                       5.0 %            2.7 %
                                            -----------      -----------
                                            -----------      -----------


SIX MONTHS ENDED OCTOBER 31, 1996 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1995

     RENTAL REVENUE. Rental revenue was approximately $35,628,000 and $14,612,000, or 92.1% and 92.2% of total revenues for the six months ended October 31, 1996 and 1995, respectively. The increase in rental revenue of $21,016,000 was derived primarily from video stores acquired after the first quarter of fiscal 1996 which accounted for approximately $11,289,000 or 53.7% of the increase, from the opening of 60 new Company-owned stores since the second quarter of fiscal 1996 which accounted for approximately $6,661,000 or 31.7% of the increase, and from a 7% increase in same store revenues.

     SERVICE FEES. Service fees were approximately $284,000 and $203,000, or .7% and 1.3% of total revenues for the six months ended October 31, 1996 and
1995, respectively. Continuing service fees and royalties from franchisees accounted for 89.4% and 100.0% of total service fees, respectively. The decrease in service fees as a percentage of total revenues was due to a significant increase in the number of Company-owned stores without a corresponding increase in the number of franchised stores.

                                       10 of 16

     PRODUCT SALES. Product sales were approximately $2,775,000 and $1,028,000, or 7.2% and 6.5% of total revenues for the six months ended October 31, 1996 and 1995, respectively. The increase in product sales of $1,747,000 was primarily a result of product sales by the video stores acquired after the first quarter of fiscal 1996 which accounted for approximately $743,000 or 42.5% of the increase, from the opening of 60 Company-owned video stores since the second quarter of fiscal 1996 which accounted for approximately $294,000 or 16.8% of the increase and from the increase in sales of fixed assets to franchisees which accounted for approximately $262,000 or 15.0% of the increase.

     STORE OPERATING EXPENSES. Store operating expenses consist primarily of compensation and related expenses, occupancy expenses, depreciation and amortization expenses and regional management expenses. Operating expenses were approximately $30,426,000 and $11,510,000, or 78.7% and 72.6% of total revenues for the six months ended October 31, 1996 and 1995, respectively. The increase in store operating expenses of $18,916,000, was primarily the result of video stores acquired after the first quarter of fiscal 1996, the opening of 60 Company-owned video stores since the second quarter of fiscal 1996, and an increase in amortization expense related to videocassettes. The increase in store operating expenses as a percentage of total revenues was primarily due to the application of the old amortization method in fiscal 1996 which accounted for 6.5% of the change, higher initial expenses related to new store openings prior to revenue reaching maturity during the first year of operations and additional regional expenses related to developing new markets.

     Compensation and related expenses were approximately $8,256,000 and $3,502,000, or 21.3% and 22.1% of total revenues for the six months ended October 31, 1996 and 1995, respectively. The increase of $4,754,000 was primarily due to video stores acquired after the first quarter of fiscal 1996 which accounted for approximately $2,582,000 or 54.3% of the increase and from the opening of 60 Company-owned video stores since the second quarter of fiscal 1996 which accounted for approximately $1,596,000 or 33.6% of the increase.

     Occupancy expenses were approximately $8,917,000 and $3,378,000, or 23.0% and 21.3% of total revenues for the six months ended October 31, 1996 and 1995, respectively. The increase of approximately $5,539,000 was primarily due to video stores acquired after the first quarter of fiscal 1996, which accounted for approximately $2,311,000 or 41.7% of the increase and from the opening of 60 Company-owned stores since the second quarter of fiscal 1996 which accounted for approximately $2,422,000 or 43.7% of the increase. The increase as a percentage of total revenues was primarily due to higher costs associated with the opening of new video stores prior to revenue reaching maturity during the first year of operations.

     Depreciation and amortization expenses were approximately $10,267,000 and $3,280,000, or 26.5% and 20.7% of total revenues for the six months ended October 31, 1996 and 1995, respectively. Depreciation and amortization expense reflects the depreciation of store equipment and fixtures and the amortization of videocassettes. The increase of $6,987,000 was primarily attributable to the addition of new release videocassette inventory for new, existing, and acquired stores. The effect of the application of the new method of amortizing videocassettes during the first six months of fiscal 1996 (six months ended October 31, 1995) would have increased amortization expense to approximately $4,304,000 or 27.2% of total revenues. Amortization expense also increased as a percentage of sales in the first six months of fiscal 1997 (six months ended October 31, 1996) due to additional tape purchases as a percentage of sales for new store openings prior to reaching maturity during the first year of operations. Amortization expense as a percentage of revenues for future periods may vary based on the Company's purchase of videocassette inventory, which is subject to change based on the Company's rate of expansion, studio release schedules and anticipated market demand.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were approximately $4,022,000 and $2,004,000, or 10.4% and 12.6% of total revenues for the six months ended October 31, 1996 and 1995, respectively. The increase of approximately $2,018,000 was primarily due to adding management personnel and administrative staff to support the Company's growth and related expenditures. The decrease as a percentage of total revenues was due to the increase in total revenues without a proportional increase in corporate overhead.

                                       11 of 16

     COST OF PRODUCT SALES. Cost of product sales was approximately $1,636,000 and $658,000, or 4.2% of total revenues for the six months ended October 31, 1996 and 1995. The cost of product sales as a percentage of total product sales revenue was approximately 59.0% and 64.0% for fiscal 1996 and 1995, respectively. The decrease in the cost of product sales as a percentage of total product sales was primarily the result of a different mix of products sold.

     AMORTIZATION OF GOODWILL. Amortization of goodwill was approximately $743,000 and $346,000 or 1.9% and 2.2% of total revenues for the six months ended October 31, 1996 and 1995, respectively. The decrease as a percentage of total sales was primarily attributable to an increase in sales from new store openings without a proportional increase in the amortization of certain intangible assets resulting from the video stores acquired in fiscal 1996.

     INTEREST EXPENSE. Interest expense was approximately $318,000 and $152,000, or .8% and 1.0% of total revenues for the six months ended October 31, 1996 and 1995, respectively. The increase of $166,000 was primarily attributable to interest on increased borrowings under the Company's bank line of credit.

     OTHER INCOME. Other income was approximately $269,000 and $223,000, or .7% and 1.4% of total revenues for the six months ended October 31, 1996 and 1995, respectively. The increase of $46,000 was primarily due to interest earned on notes receivable from officers.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date through cash from operations, the proceeds of prior equity and debt offerings, borrowings under bank facilities, trade credit and equipment leases. The Company's principal capital requirements are for the acquisition of existing stores, the opening of new superstores, and the purchase of videocassette rental inventory, each of which varies based on market conditions and expansion plans.

     At October 31, 1996, the Company had cash and cash equivalents of approximately $13,790,000. The Company uses an unclassified balance sheet in its financial statements, and as a result, does not classify its assets or liabilities as current or noncurrent. If the Company were to use a classified balance sheet, a portion of videocassette rental inventories would be classified as noncurrent because they are not assets that are reasonably expected to be completely realized in cash or sold in one year. The acquisition cost of these inventories, however, would be reflected in current liabilities. The Company believes that classification of videocassette rental inventories as noncurrent assets would be misleading because it would not indicate the level of assets expected to be converted into cash in the next year as a result of rentals or sales of these videocassettes.

     For the six months ended October 31, 1996 net cash provided by operating activities was approximately $15,945,000. Net cash used in investment activities was approximately $23,664,000 consisting primarily of approximately $6,329,000 for new and remodeled stores, and approximately $17,169,000 for the purchase of videocassette inventory for existing and new stores. Net cash generated from financing activities was approximately $20,833,000 resulting primarily from the proceeds of the Company's subsequent public offering which was completed in October 1996 and from payments net of borrowings on the bank line of credit of approximately $4,100,000.

     The Company has promissory notes (the "Recourse Notes") from the Company's Chief Executive Officer and from the President for approximately $1,853,000 and $1,029,000, respectively, including accrued interest through October 31, 1996. The Recourse Notes were issued by the executives upon their exercise in August 1995 of 420,000 options granted to them under the Stock Option Plans in May 1995 at an exercise price of $4.3125, the fair market value of the stock on the date options were granted. The Recourse Notes represent the total exercise price of such options plus amounts advanced by the Company to such executives to satisfy then anticipated tax liabilities. The Recourse Notes, which provide for full recourse against the respective officer's personal assets and Company stockholdings, are due and payable

                                       12 of 16
in October 1999, and accrue interest at 8% per annum. In the event that the obligors sell shares of the Company's stock, the net proceeds thereof will be applied to payment, in part or in full, of the Recourse Notes.

     In addition, as of October 31, 1996, the Company has a note receivable from the President of the Company for $30,000 which accrues interest at 8% per annum and is due November 1996. The note represents advances from the Company to the President form January 1994 to April 1994, together with accrued interest.

     In April 1996, the Company entered into a one-year revolving credit facility with Bank of America Illinois (the "Line of Credit") under which the Company may borrow up to $10,000,000, with amounts borrowed thereunder bearing interest at variable rates based on the federal funds rate, prime rate or the interbank Eurodollar rate. The Line of Credit is convertible into a two-year term loan if it is not renewed. During the term of the Line of Credit and thereafter to the extent any amounts are outstanding under the Line of Credit, the Company is subject to various restrictive covenants, including limitations on further indebtedness, other than trade credit and capital or operating leases, and requirements that the Company obtain the written consent of Bank of America Illinois (the "Bank") for certain acquisitions of new businesses or their assets (excluding new superstore openings) or entering into business combinations, including mergers, syndicates or joint ventures. The Line of Credit also restricts the amount and terms of debt that may be issued to sellers of acquired businesses and requires that the Company maintain certain cash flow ratios as well as certain ratios of total liabilities to tangible net worth. In August 1996, the Bank and the Company entered into an amendment to the Line of Credit, effective upon the closing of the Company's subsequent public offering (the "Amendment"). The Amendment modified certain net worth covenants relating to mergers, acquisitions and purchases and provides that during the term of the Line of Credit, the Bank's consent is required for (i) any one transaction or series of substantially contemporaneous related transactions involving $25,000,000 in consideration and (ii) all transactions in the aggregate involving consideration equal to the lessor of $25,000,000 or the net proceeds received by the Company from the Company's subsequent public offering. In October, 1996 the Company paid off its line of credit borrowing of approximately $9,400,000 with proceeds from the subsequent public offering.

     To the extent that the Company pursues any future acquisitions, the Company expects to finance such acquisitions from the net proceeds of debt and equity offerings, with cash from operations, and from borrowings under credit facilities.

     In connection with six acquisitions in which the Company has issued an aggregate of 650,613 shares of Class A Common Stock in fiscal 1996, the Company may be obligated to make deficiency payments to such sellers equal to the difference between the guaranteed price of $7.00 to $15.00 for each share issued, and the actual market price of such shares as of specified dates between July 1996 and October 1998. During October 1996, a deficiency payment was made with regard to one acquisition in the cash amount of $87,135. As of October 31, 1996, the remaining deficiency payments are estimated to be approximately $2,600,000 based on the closing stock price at October 31, 1996. In two of these acquisitions, the Company has the option of satisfying approximately $1,300,000 of this liability at October 31, 1996 through the issuance of approximately 192,000 additional shares of Class A Common Stock.

     On October 2,1996, the Company announced the closing of its public offering of 6.1 million shares of Class A Common Stock. The net proceeds from the offering were approximately $21,628,000 and will be used to provide working capital, make acquisitions, reduce outstanding debt, open additional stores and meet other general corporate purposes.

     On October 9, 1996, the Company announced the closing of the over-allotment option of 915,000 shares of Class A Common Stock providing approximately $3,404,000 in additional net proceeds.

                                       13 of 16

     The Company generally does not offer lines of credit or guarantees for the obligations of its franchisees, although on occasion, the Company has made short term loans to current franchisees. The Company intends to evaluate the possibility of providing loans or limited guarantees for certain franchisee obligations, which in the aggregate are not expected to be material to the Company's financial condition.

     Substantially all Company-owned stores are in leased premises, except for three stores that are located on premises owned by the Company. The Company expects that most future stores will occupy leased premises.

     The Company believes that the net proceeds of its recent equity offering, together with its current cash from operations and borrowing capabilities, will be sufficient to meet its anticipated cash requirements and anticipated growth over the next twelve months.

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
























                                       14 of 16

PART II - OTHER INFORMATION
---------------------------

ITEM 1.   LEGAL PROCEEDINGS

     A. In connection with the acquisition of the assets of Talerico Enterprises, Inc. and Michael Talerico ("TEI") in October 1995, the Company advised TEI of what it believed to be various breaches of representations and warranties made by TEI in its asset purchase agreement with the Company. Accordingly, the Company withheld a portion of the purchase price, including 55,000 shares of Class A Common Stock. In December 1995, TEI filed an action against the Company in Arizona state court for breach of contract (the "Action"). In August 1996, the Company and TEI agreed to settle the disputes underlying the Action. Under the terms of the settlement, the Company agreed to pay TEI $225,000 and to issue 40,000 shares of Class A Common Stock (the "TEI Common Stock"). TEI has agreed not to sell, pledge or encumber any of the TEI Common Stock until April 1997, and thereafter not more than 10,000 shares of TEI Common Stock within any six month period through August 1998. The Company has agreed to make deficiency payments to TEI (payable in either cash or stock at the Company's option) if the aggregate sale proceeds of the TEI Common Stock do not equal or exceed $500,000 through arms-length sales at different intervals through September 1998.

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

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A. The following Exhibit is filed herewith:

             Exhibit
               No.                     Title
             -------                   -----
               27                 Financial Data Schedule

          B. The Company filed a Current Report on 8-K dated October 22, 1996, to report the closing of a public offering.





                                       15 of 16

                                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VIDEO UPDATE, INC.

Date:  December 9, 1996                By:  /S/ DANIEL A. POTTER
                                           -----------------------------------
                                                   DANIEL A. POTTER,
                                                   Chief Executive Officer and
                                                   Chairman of the Board of
                                                   Directors


Date:  December 9, 1996                By:  /S/ CHRISTOPHER J. GONDECK
                                           -----------------------------------
                                                   CHRISTOPHER J. GONDECK,
                                                   Principal Accounting Officer



















                                       16 of 16