Form 10QSB
period 1997-01-31
VIDEO UPDATE INC
filed 1997-03-10
CIK 920042

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended January 31, 1997

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____  to  _____

                         Commission file number: 0-24346


                               VIDEO UPDATE, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                    Delaware                                   41-1461110
        -------------------------------                    -------------------
        (State or Other Jurisdiction of                     (I.R.S. Employer
         Incorporation or Organization)                    Identification No.)

                             3100 World Trade Center
                               30 East 7th Street
                            St. Paul, Minnesota 55101
                ------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (612) 222-0006
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]    No  [ ]

         On March 7, 1997, the Issuer had 18,119,341 outstanding shares of Class A Common Stock, $.01 par value, and 2,000,000 outstanding shares of Class B Common Stock, $.01 par value.



                               VIDEO UPDATE, INC.

                                      INDEX

PART 1 - FINANCIAL INFORMATION                                                      PAGE NO.
------------------------------                                                      --------
ITEM 1.     Financial Statements

            Consolidated Balance Sheets - April 30, 1996, and January 31, 1997 ......   3

            Consolidated Statements of Income - Three Months and Nine Months
                     ended January 31, 1996 and January 31, 1997 ....................   4

            Consolidated Statements of Cash Flows - Nine Months ended
                     January 31, 1996 and January 31, 1997...........................   5

            Notes to Consolidated Financial Statements - January 31, 1997 ...........   6

ITEM 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ............................  11

PART II - OTHER INFORMATION
---------------------------

ITEM 1.     Legal Information. ......................................................  17

ITEM 4.     Submission of Matters to a Vote of Security-Holders. ....................  17

ITEM 5.     Other Information. ......................................................  18

ITEM 6.     Exhibits and Reports on Form 8-K ........................................  19

SIGNATURES ..........................................................................  20
----------



PART 1 - FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                               VIDEO UPDATE, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                     ASSETS
                                                                  April 30,    January 31,
                                                                    1996          1997
                                                                  ---------    -----------
                                                                               (UNAUDITED)
Cash and cash equivalents                                         $     676     $   4,508
Accounts receivable                                                     558         1,842
Notes receivable from related parties                                 1,555         1,326
Inventory                                                             4,545         3,799
Videocassette rental inventory -- net                                25,701        40,760
Property and equipment -- net                                        18,988        27,386
Prepaid expenses                                                        682         1,004
Goodwill -- net                                                      25,973        29,941
Other assets                                                            840         1,014
                                                                  ---------     ---------
Total assets                                                      $  79,518     $ 111,580
                                                                  =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                     $   4,859     $     618
Accounts payable                                                      8,692        11,324
Accrued compensation                                                  1,334         2,527
Accrued expenses                                                        977         1,958
Accrued rent expense                                                    228           264
Income tax payable                                                      593         1,297
Deferred income taxes                                                   841         1,505
Other liabilities                                                       494         1,586

Commitments and contingencies

Stockholders' equity:
Preferred Stock, par value $.01 per share:
    Authorized shares -- 5,000,000
    Issued shares -- none                                              --            --
Class A Common Stock, par value $.01 per share:
    Authorized shares -- 60,000,000
    Issued and outstanding shares -- 11,017,735 at April 30,
      1996 and 18,107,841 at January 31, 1997                           110           181
Class B Common Stock, par value $.01 per share:
    Authorized, issued and outstanding shares --
      2,000,000 at April 30, 1996 and January 31, 1997                   20            20
    Additional paid-in capital                                       61,029        86,364
    Retained earnings                                                 2,186         5,498
    Foreign currency translation                                        (34)          118
                                                                  ---------     ---------
                                                                     63,311        92,181
    Notes receivable from officers for the exercise of options       (1,811)       (1,680)
                                                                  ---------     ---------
Total stockholders' equity                                           61,500        90,501
                                                                  ---------     ---------
Total liabilities and stockholders' equity                        $  79,518     $ 111,580
                                                                  =========     =========

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


                               VIDEO UPDATE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                           Three Months Ended       Nine Months Ended
                                               January 31,            January 31,
                                            1996        1997        1996        1997
                                          --------    --------    --------    --------
Revenues:
    Rental revenue                        $ 15,480    $ 24,040    $ 30,061    $ 59,669
    Service fees                               160         136         363         419
    Product sales                            1,436       1,967       2,458       4,742
                                          --------    --------    --------    --------
                                            17,076      26,143      32,882      64,830

Costs and expenses:
    Store operating expenses                12,071      18,903      23,558      49,329
    Selling, general and administrative      1,725       2,058       3,726       6,080
    Cost of product sales                    1,006       1,206       1,660       2,842
    Amortization of goodwill                   329         396         674       1,139
                                          --------    --------    --------    --------
                                            15,131      22,563      29,618      59,390
                                          --------    --------    --------    --------

Operating income                             1,945       3,580       3,264       5,440

Interest expense                               (49)        (31)       (201)       (349)
Other income                                   138         298         361         567
                                          --------    --------    --------    --------
                                                89         267         160         218
                                          --------    --------    --------    --------

Income before income taxes                   2,034       3,847       3,424       5,658
Income tax expense                             857       1,568       1,464       2,346
                                          --------    --------    --------    --------
Net income                                $  1,177    $  2,279    $  1,960    $  3,312
                                          ========    ========    ========    ========

Net income per share, primary             $   0.10    $   0.12    $   0.19    $   0.22
                                          ========    ========    ========    ========

Net income per share, fully diluted       $   0.10    $   0.12    $   0.18    $   0.22
                                          ========    ========    ========    ========

                             SEE ACCOMPANYING NOTES.



                               VIDEO UPDATE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                          Nine Months Ended January 31,
                                                          -----------------------------
                                                              1996             1997
                                                          -----------      ------------
OPERATING ACTIVITIES
    Net income                                               $  1,960      $  3,312
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                           7,826        18,069
        Deferred rent                                             297         1,092
        Deferred income taxes                                     586           664
        Changes in operating assets and liabilities, net
          of acquisitions of businesses:
            Accounts receivable                                (1,155)       (1,282)
            Notes receivable                                       (1)          137
            Inventory                                          (2,486)          746
            Other assets                                         (196)         (686)
            Accounts payable                                    6,076         2,632
            Income taxes payable                                  847           704
            Other liabilities                                    (440)        1,862
                                                             --------      --------
Net cash provided by operating activities                      13,314        27,250

INVESTING ACTIVITIES
    Purchase of videocassette rental inventory                (15,367)      (26,168)
    Purchase of property and equipment                         (8,963)       (9,888)
    Investment in businesses, net of cash acquired            (16,569)       (8,375)
    Loan advance to executives                                 (1,252)         --
    Payments on executive advance                                --             222
                                                             --------      --------
Net cash used in investing activities                         (42,151)      (44,209)

FINANCING ACTIVITIES
    Proceeds from bank line                                      --           5,300
    Proceeds from notes payable                                  --              26
    Payments on bank line                                        --          (9,400)
    Payments on notes payable                                  (3,422)         (167)
    Proceeds from exercise of employee options                     18          --
    Proceeds from exercise of Class A warrants, net            28,414          --
    Proceeds from issuance of common stock, net                   992        25,032
                                                             --------      --------
Net cash provided by financing activities                      26,002        20,791
                                                             --------      --------

Increase/(decrease) in cash and cash equivalents               (2,835)        3,832
Cash and cash equivalents at beginning of the period            5,573           676
                                                             ========      ========
Cash and cash equivalents at end of the period               $  2,738      $  4,508
                                                             ========      ========

                             SEE ACCOMPANYING NOTES.




                               VIDEO UPDATE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1997
                                   (UNAUDITED)

1.       GENERAL

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1996.

         RECLASSIFICATION

         Certain prior year items have been reclassified to conform with the fiscal 1997 presentation.

2.       NET INCOME PER COMMON SHARE

         Net income per share under the treasury stock method is computed by dividing net income for the year by the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during the year. If the number of shares of common stock obtainable on exercise of outstanding options and warrants in the aggregate exceeds 20% of the number of common shares outstanding at the end of the period for which the computation is being made, the treasury stock method shall be modified in determining the dilutive effect of the options and warrants. The treasury stock method - modified is presented if it is found to be diluted. The weighted average number of shares used in the net income per share calculation was reduced by the common shares placed in escrow in connection with the Company's initial public offering.


                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          JANUARY 31,               JANUARY 31,
                                                     ---------------------     ---------------------
                                                       1996         1997         1996         1997
                                                     --------     --------     --------     --------
                                                        (In thousands, except per share amounts)
PRIMARY EARNINGS PER SHARE
Net income                                           $  1,177     $  2,279     $  1,960     $  3,312
    Adjustments to net income:
      Elimination of interest upon assumed
        retirement of existing debt                        15            9          n/a          n/a
      Investment income on assumed investment of
        excess proceeds from excercise of common
        stock equivalents                                 712          788          n/a          n/a
                                                     --------     --------     --------     --------
     Adjusted net income available for common
       shareholders                                  $  1,904     $  3,076     $  1,960     $  3,312
                                                     ========     ========     ========     ========

Weighted average shares outstanding:
    Class A common shares outstanding
      at quarter end                                   11,227       18,108       11,227       18,108
    Class B common shares outstanding
      at quarter end                                    2,000        2,000        2,000        2,000
    Less:  Class B common shares placed
      in escrow in connection with the
      initial public offering                          (1,300)      (1,300)      (1,300)      (1,300)
    Effect of using weighted average
      common shares outstanding                          --            (54)      (1,679)      (3,905)
    Effect of shares issuable under stock
      options and warrants based on the
      treasury stock method                            10,415       11,459         --            375
Modified treasury stock, 20% repurchase limit          (2,385)      (3,762)         n/a          n/a
                                                     --------     --------     --------     --------
                                                       19,957       26,451       10,248       15,278
                                                     ========     ========     ========     ========
Net income per common and common
  equivalent share, primary                          $   0.10     $   0.12     $   0.19     $   0.22
                                                     ========     ========     ========     ========


                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          JANUARY 31,              JANUARY 31,
                                                    ---------------------     ---------------------
                                                      1996         1997         1996         1997
                                                    --------     --------     --------     --------
                                                        (In thousands, except per share amounts)
FULLY DILUTED EARNINGS PER SHARE
Net income                                          $  1,177     $  2,279     $  1,960     $  3,312
    Adjustments to net income:
      Elimination of interest upon assumed
        retirement of existing debt                       15            9          n/a          n/a
      Investment income on assumed investment of
        excess proceeds from excercise of common
        stock equivalents                                712          780          n/a          n/a
                                                    --------     --------     --------     --------
     Adjusted net income available for common
       shareho1ders                                 $  1,904     $  3,068     $  1,960     $  3,312
                                                    ========     ========     ========     ========

Weighted average shares outstanding:
    Class A common shares outstanding
      at quarter end                                  11,227       18,108       11,227       18,108
    Class B common shares outstanding
      at quarter end                                   2,000        2,000        2,000        2,000
    Less:  Class B common shares placed
      in escrow in connection with the
      initial public offering                         (1,300)      (1,300)      (1,300)      (1,300)
    Effect of using weighted average
      common shares outstanding                         --            (54)        (979)      (3,905)
    Effect of shares issuable under stock
      options and warrants based on the
      treasury stock method                           10,415       11,459         --            387
Modified treasury stock, 20% repurchase limit         (2,385)      (3,762)         n/a          n/a
                                                    --------     --------     --------     --------
                                                      19,957       26,451       10,948       15,290
                                                    ========     ========     ========     ========
Net income per common and common
  equivalent share, fully diluted                   $   0.10     $   0.12     $   0.18     $   0.22
                                                    ========     ========     ========     ========

n/a = not applicable


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

         The effect of the application of the new method of amortizing videocassettes during the first nine months of fiscal 1996 (nine months ended January 31, 1996) would have increased amortization expense by approximately $2,156,000 and decreased net income by approximately $1,234,000 or $.11 per share, for the period.

4.       DEFICIENCY OBLIGATIONS - ACQUISITIONS

         In connection with three acquisitions in which the Company has issued an aggregate of 594,506 shares of Class A Common Stock in fiscal 1996 and 1997, the Company may be obligated to make deficiency payments to such sellers equal to the difference between the guaranteed price of $7.00 to $15.00 for each share issued, and the actual market price obtained for such shares as of specified dates between July 1996 and October 1998. The remaining deficiency payments are estimated to be approximately $2,387,000 based on the closing stock price of $4.25 at January 31, 1997. The Company has the option of satisfying approximately $1,220,449 of this liability at January 31, 1997 through the issuance of additional shares of Class A Common Stock. The Company is currently disputing whether any deficiency payment is due with respect to 239,163 shares held by a seller in one of the acquisitions; the seller is claiming a deficiency payment based on proceeds from the sale of Class A Common Stock during the six month period of March 1996 to September 1996.

         During October 1996, a cash deficiency payment was made with regard to one acquisition in the cash amount of $87,135. During November 1996, a cash deficiency payment was made with regard to one acquisition in the amount of $88,547. Also, during November 1996, the Company satisfied a deficiency payment of $77,951 with regard to one acquisition with 15,106 shares of Class A Common Stock.

5.       STOCKHOLDER'S EQUITY

         On October 2, 1996, the Company announced the closing of its public offering of 6.1 million shares of Class A Common Stock. The net proceeds from the offering were approximately $21,628,000 and were used to provide working capital, make acquisitions, reduce outstanding debt, open additional stores and meet other general corporate purposes.

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

6.       ACQUISITIONS

         On January 15, 1997, the Company completed the acquisition of substantially all of the assets of Video Warehouse, Inc. ("Video Warehouse") of Longview, Washington, a privately owned chain of 10 video rental stores. The purchase price under the Purchase Agreement was approximately $1,800,000 in cash and the issuance of 25,000 shares of Class A Common Stock. The purchase method of accounting has been used to account for the acquisition. The Company has recorded approximately $1,100,000 in goodwill, which is being amortized over 20 years on a straight-line basis.

         On January 31, 1997, the Company completed the acquisition of substantially all of the assets of Video View Ltd. ("Video View"), a privately owned chain of 23 video rental stores in Alberta, Canada. Video Update had been managing the operations of Video View since December 31, 1996, under a management agreement, pending Industry Canada approval of the transaction. As a result, revenue and expenses incurred from December 31, 1996 and assets purchased related to Video View are included in the Statement of Operations for the nine months ended January 31, 1997 and the Balance Sheet at January 31, 1997, respectively. The purchase price under the Purchase Agreement was approximately $5,800,000 in cash and the issuance of 50,000 shares of Class A Common Stock. The purchase method of accounting has been used to account for the acquisition. The Company has recorded approximately $3,400,000 in goodwill, which is being amortized over 20 years on a straight-line basis.

7.       ACQUISITION - FINANCIAL INFORMATION

         The following unaudited pro forma summary combines the results of operation of the Company, the Video Warehouse, Inc. acquisition and the Video View, Ltd. acquisition for the nine months ended January 31, 1997 as if the transactions had occurred as of the beginning of the year. The unaudited pro forma summary reflects: (i) the combination of the acquisitions; (ii) an adjustment to allocate the purchase price based upon the estimated fair value of the assets acquired and the obligations assumed; (iii) adjustments for accounting differences; and (iv) a provision for income taxes as if the combined operations had been taxed as a C corporation for all the periods presented.

         In the opinion of the Company's management, all adjustments necessary to present fairly such pro forma summary have been made based on the terms and structure of the transactions.


                                        Pro Forma
                                    Unaudited Results
                                    Nine Months Ended
                                    January 31, 1997
                                    -----------------
                         (In thousands, except per share amount)

Total Revenue                          $     71,099
                                       ============

Net income                             $      3,909
                                       ============

Net income per share                   $       0.24
                                       ============


         This unaudited pro forma financial summary does not necessarily indicate the actual results had the Acquisitions occurred at the beginning of the respective periods, as the case may be, nor do they purport to indicate the results of future operations of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the financial condition and results of operations should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto appearing elsewhere herein.

OVERVIEW

         The Company franchised its first store in January 1983 and opened its first Company-owned store in September 1989. By July 1994, when the Company completed its initial public offering, the Company had grown to 15 Company-owned stores and 30 franchised stores. Subsequently, the Company substantially accelerated its growth and as of January 31, 1997 operated 290 Company-owned stores in 14 states and in Canada, and has 29 franchised stores predominantly in the United States. The majority of the Company's stores located in the United States are superstores. Superstores are video specialty stores that carry more than 7,500 rental units.

         As a result of the acquisitions completed during fiscal 1995, 1996 and 1997, the Company anticipates that its results of operations will be reduced by the amortization of goodwill of approximately $29,941,000, with anticipated quarterly non-cash charges of approximately $437,000. The Company anticipates that future acquisitions will involve the recording of additional significant amounts of goodwill and deferred charges on its balance sheet.

         The Company generates revenues primarily from the rental of videocassettes and video games, from service fees from its franchisees, and from the sale of products. As reflected in the chart below, rental revenues at Video Update stores have accounted for the substantial majority of the Company's revenues. The Company expects that this trend will continue.


                            THREE MONTHS ENDED                      NINE MONTHS ENDED
                                JANUARY 31,                            JANUARY 31,
                      -------------------------------        ------------------------------
                          1996               1997                1996               1997
                      ------------       ------------        ------------       -----------
                              (In thousands)                         (In thousands)
Rental revenue        $     15,480       $     24,040        $     30,061       $    59,669
Service fees                   160                136                 363               419
Product sales                1,436              1,967               2,458             4,742
                      ------------       ------------        ------------       -----------
                      $     17,076       $     26,143        $     32,882       $    64,830
                      ============       ============        ============       ===========


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


                                        NINE MONTHS ENDED JANUARY 31,
                                        -----------------------------
                                               1996      1997
                                             --------  --------

Revenues:
    Rental revenue                             91.4%      92.0%
    Service fees                                1.1        0.7
    Product sales                               7.5        7.3
                                              -----      -----
Total revenues                                100.0      100.0

Costs and expenses:
    Store operating expenses                   71.6       76.1
    Selling, general and administrative        11.3        9.4
    Cost of product sales                       5.1        4.4
    Amortization of goodwill                    2.1        1.7
                                              -----      -----
Total cost and expenses                        90.1       91.6
                                              -----      -----
Operating income                                9.9        8.4

Other income (expense):
    Interest expense                           (0.6)      (0.5)
    Other income                                1.1        0.8
                                              -----      -----
Total other income                              0.5        0.3
                                              -----      -----
Income before income taxes                     10.4        8.7
Income tax expense                              4.4        3.6
                                              -----      -----
Net income                                      6.0%       5.1%
                                              =====      =====

NINE MONTHS ENDED JANUARY 31, 1997 COMPARED TO NINE MONTHS ENDED JANUARY 31,
1996

         RENTAL REVENUE. Rental revenue was approximately $59,669,000 and $30,061,000, or 92.0% and 91.4% of total revenues for the nine months ended January 31, 1997 and 1996, respectively. The increase in rental revenue of $29,608,000 was derived primarily from video stores acquired during fiscal 1996 and 1997, from the opening of 68 new Company-owned stores since the third quarter of fiscal 1996, and from a 9.4% increase in same store revenues.

         SERVICE FEES. Service fees were approximately $419,000 and $363,000, or .7% and 1.1% of total revenues for the nine months ended January 31, 1997 and
1996, respectively. Continuing service fees and royalties from franchisees accounted for 92.8% and 100.0% of total service fees, respectively. The decrease in service fees as a percentage of total revenues was due to a significant increase in the number of Company-owned stores without a corresponding increase in the number of franchised stores.

         PRODUCT SALES. Product sales were approximately $4,742,000 and $2,458,000, or 7.3% and 7.5% of total revenues for the nine months ended January 31, 1997 and 1996, respectively. The increase in product sales of $2,284,000 was primarily a result of product sales by the video stores acquired during fiscal 1996 and 1997, from the opening of 68 Company-owned video stores since the third quarter of fiscal 1996 and from the increase in sales of fixed assets to franchisees.

         STORE OPERATING EXPENSES. Store operating expenses consist primarily of compensation and related expenses, occupancy expenses, depreciation and amortization expenses and regional management expenses. Operating expenses were approximately $49,329,000 and $23,558,000, or 76.1% and 71.6% of total revenues for the nine months ended January 31, 1997 and 1996, respectively. The increase in store operating expenses of $25,771,000, was primarily the result of video stores acquired during fiscal 1996 and 1997, the opening of 68 Company-owned video stores since the third quarter of fiscal 1996, and an increase in amortization expense related to videocassettes. The increase in store operating expenses of 4.5% as a percentage of total revenues is summarized below.

         Compensation and related expenses were approximately $13,863,000 and $7,400,000, or 21.4% and 22.5% of total revenues for the nine months ended January 31, 1997 and 1996, respectively. The increase of $6,463,000 was primarily due to video stores acquired during fiscal 1996 and 1997 and from the opening of 68 Company-owned video stores since the third quarter of fiscal 1996. The decrease as a percentage of total revenues was primarily the result of improved labor efficiencies.

         Occupancy expenses were approximately $14,324,000 and $6,609,000, or 22.1% and 20.1% of total revenues for the nine months ended January 31, 1997 and 1996, respectively. The increase of approximately $7,715,000 was primarily due to video stores acquired during fiscal 1996 and 1997 and from the opening of 68 Company-owned stores since the third quarter of fiscal 1996. The increase as a percentage of total revenues was primarily due to higher costs associated with the opening of new video stores prior to revenue reaching maturity during the first year of operations.

         Depreciation and amortization expenses were approximately $16,305,000 and $6,984,000, or 25.2% and 21.2% of total revenues for the nine months ended January 31, 1997 and 1996, respectively. Depreciation and amortization expense reflects the depreciation of store equipment and fixtures and the amortization of videocassettes. The increase of $9,321,000 was primarily attributable to the addition of new release videocassette inventory for new, existing, and acquired stores. The effect of the application of the new method of amortizing videocassettes during the first nine months of fiscal 1996 (nine months ended January 31, 1996) would have increased amortization expense to approximately $9,140,000 or 27.8% of total revenues. This would have resulted in a reduction in amortization expense of 2.6% (net of the change in method of amortization of video cassettes) during the first nine months of fiscal 1997 compared to fiscal 1996 primarily due to purchasing of video cassettes at more efficient levels. Amortization expense as a percentage of revenues for future periods may vary based on the Company's purchase of videocassette inventory, which is subject to change based on the Company's rate of expansion, studio release schedules and anticipated market demand.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were approximately $6,080,000 and $3,726,000, or 9.4% and 11.3% of total revenues for the nine months ended January 31, 1997 and 1996, respectively. The increase of approximately $2,354,000 was primarily due to adding management personnel and administrative staff to support the Company's growth and related expenditures. The decrease as a percentage of total revenues was due to the increase in total revenues without a proportional increase in corporate overhead.

         COST OF PRODUCT SALES. Cost of product sales was approximately $2,842,000 and $1,660,000, or 4.4% and 5.1% of total revenues for the nine months ended January 31, 1997 and 1996. The cost of product sales as a percentage of total product sales revenue was approximately 59.9% and 67.5% for fiscal 1997 and 1996, respectively. The decrease in the cost of product sales as a percentage of total product sales was primarily the result of a different mix of products sold.

         AMORTIZATION OF GOODWILL. Amortization of goodwill was approximately $1,139,000 and $674,000 or 1.7% and 2.1% of total revenues for the nine months ended January 31, 1997 and 1996, respectively. The decrease as a percentage of total sales was primarily attributable to an increase in sales from new store openings without a proportional increase in the amortization of certain intangible assets resulting from the video stores acquired.

         INTEREST EXPENSE. Interest expense was approximately $349,000 and $201,000, or 0.5% and 0.6% of total revenues for the nine months ended January 31, 1997 and 1996, respectively. The increase of $148,000 was primarily attributable to interest on increased borrowings under the Company's bank line of credit.

         OTHER INCOME. Other income was approximately $567,000 and $361,000, or 0.8% and 1.1% of total revenues for the nine months ended January 31, 1997 and 1996, respectively. The increase of $206,000 was primarily due to interest earned on notes receivable from officers.

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

         At January 31, 1997, the Company had cash and cash equivalents of approximately $4,508,000. The Company uses an unclassified balance sheet in its financial statements, and as a result, does not classify its assets or liabilities as current or noncurrent. If the Company were to use a classified balance sheet, a portion of videocassette rental inventories would be classified as noncurrent because they are not assets that are reasonably expected to be completely realized in cash or sold in one year. The acquisition cost of these inventories, however, would be reflected in current liabilities. The Company believes that classification of videocassette rental inventories as noncurrent assets would be misleading because it would not indicate the level of assets expected to be converted into cash in the next year as a result of rentals or sales of these videocassettes.

         For the nine months ended January 31, 1997 net cash provided by operating activities was approximately $27,250,000. Net cash used in investment activities was approximately $44,209,000 consisting primarily of approximately $9,888,000 for new and remodeled stores, $8,375,000 for acquired stores and approximately $26,168,000 for the purchase of videocassette inventory for existing and new stores. Net cash generated from financing activities was approximately $20,791,000 resulting primarily from proceeds of the public offering in October 1996.

         The Company has promissory notes (the "Recourse Notes") from the Company's Chief Executive Officer and from the President for approximately $1,891,000 and $1,050,000, respectively, including accrued interest through January 31, 1997. The Recourse Notes were issued by the executives upon their exercise in August 1995 of 420,000 options granted to them under the Stock Option Plans in May 1995 at an exercise price of $4.3125, the fair market value of the stock on the date options were granted. The Recourse Notes represent the total exercise price of such options plus amounts advanced by the Company to such executives to satisfy then anticipated tax liabilities. The Recourse Notes, which provide for full recourse against the respective officer's personal assets and Company stockholdings, are due and payable in October 1999, and accrue interest at 8% per annum. In the event that the obligors sell shares of the Company's stock, the net proceeds thereof will be applied to payment, in part or in full, of the Recourse Notes.

         In addition, as of January 31, 1997, the Company has a note receivable from the President of the Company for approximately $30,000 which accrues interest at 8% per annum and is due November 1997. The note represents advances from the Company to the President from January 1994 to April 1994, together with accrued interest.

         To the extent that the Company pursues any future acquisitions, the Company expects to finance such acquisitions from the net proceeds of debt and equity offerings, with cash from operations, and from borrowings under credit facilities.

         In connection with three acquisitions in which the Company has issued an aggregate of 594,506 shares of Class A Common Stock in fiscal 1996 and 1997, the Company may be obligated to make deficiency payments to such sellers equal to the difference between the guaranteed price of $7.00 to $15.00 for each share issued, and the actual market price obtained for such shares as of specified dates between July 1996 and October 1998. As of January 31, 1997, the remaining deficiency payments are estimated to be approximately $2,387,000 based on the closing stock price of $4.25 at January 31, 1997. The Company has the option of satisfying approximately $1,220,449 of this liability at January 31, 1997 through the issuance of additional shares of Class A Common Stock. The Company is currently disputing whether any deficiency payment is due with respect to 239,163 shares held by a seller in one of the acquisitions; the seller is claiming a deficiency payment based on proceeds from the sale of Class A Common Stock during the six month period of March 1996 to September 1996.

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

         On January 15, 1997, the Company completed the acquisition of substantially all of the assets of Video Warehouse, Inc. ("Video Warehouse") of Longview, Washington, a privately owned chain of 10 video rental stores. The purchase price under the Purchase Agreement was approximately $1,800,000 in cash and the issuance of 25,000 shares of Class A Common Stock. The purchase method of accounting has been used to account for the acquisition. The Company has recorded approximately $1,100,000 in goodwill, which is being amortized over 20 years on a straight-line basis.

         On January 31, 1997, the Company completed the acquisition of substantially all of the assets of Video View Ltd. ("Video View"), a privately owned chain of 23 video rental stores in Alberta, Canada. Video Update had been managing the operations of Video View since December 31, 1996, under a management agreement, pending Industry Canada approval of the transaction. As a result, revenue and expenses incurred from December 31, 1996 and assets purchased related to Video View are included in the Statement of Operations for the nine months ended January 31, 1997 and the Balance Sheet at January 31, 1997, respectively. The purchase price under the Purchase Agreement was approximately $5,800,000 in cash and the issuance of 50,000 shares of Class A Common Stock. The purchase method of accounting has been used to account for the acquisition. The Company has recorded approximately $3,400,000 in goodwill, which is being amortized over 20 years on a straight-line basis.

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

SUBSEQUENT EVENTS

         On February 12, 1997 a syndicate led by Bank of America Illinois extended a $60 million revolving credit facility to the Company. This facility replaces the $10 million credit line previously extended solely by Bank of America Illinois.

         On March 3, 1997, the Company completed the acquisition of the assets of seven video store locations in Texas and Oklahoma from Cox Video, Inc., a privately held company in Carrolton, Texas.


PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS

                  In connection with the acquisition of the assets of Videoland, Inc. ("Videoland") in November 1995, the Company issued 239,163 shares of its Class A Common Stock (the "Videoland Shares") to the sellers of the assets of Videoland (the "Videoland Sellers"). With respect to the Videoland Shares, the Company agreed to make a deficiency payment in October 1996 to the Videoland Sellers if the gross proceeds received by such sellers from the sale of the Videoland Shares during the six months from March 1996 through September 1996 is not equal to the number of shares of Videoland Shares sold multiplied by $12.00. The Videoland Sellers were subject to certain "lockup" or sale restrictions as a condition to any deficiency payment. Although the Videoland Sellers have now requested a deficiency payment of approximately $1,220,000 in October 1996 based on a sale of all of the Videoland Shares, the Company believes that the Videoland Sellers have violated the contractual lockup and sale restrictions. Accordingly, the Company has initiated an action in federal district court in Minnesota for a declaratory judgment that the Videoland Sellers are not entitled to any deficiency payment. Discovery on this matter is proceeding. Although no assurances can be given as to the outcome of such action, the Company intends to vigorously pursue the matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         On Tuesday, December 17, 1996, the Company held its Annual Meeting of Stockholders (the "Annual Meeting") to vote on the following proposals:

         1. To elect six (6) members to the Board of Directors. Nominees for Director were: (a) Daniel A. Potter; (b) John M. Bedard,
                  (c) Daniel C. Howard; (d) Robert E. Yager; (e) Jana Webster Vaughn; and (f) Paul M. Kelnberger ("Proposal No. 1");

         2. To approve an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's Class A Common Stock from 50,000,000 shares to 60,000,000 shares ("Proposal No. 2");

         3. To approve and adopt the Company's 1996 Stock Option Plan, under which 820,000 shares have been reserved for issuance ("Proposal No. 3");

         4. To ratify the selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending April 30, 1997 ("Proposal No. 4").

         Of the 20,017,735 shares of the Company's Class A and Class B Common Stock of record as of November 5, 1996 able to be voted at the Annual Meeting (representing an aggregate of 28,017,735 votes), a total of approximately 19,480,599 shares were voted (representing an aggregate of 27,480,599 votes) or approximately 97% of the Company's issued and outstanding shares of Class A and Class B Common Stock entitled to vote on these matters.

         Each of the proposals was adopted, with the vote totals as follows:

           Proposal               Votes For    Votes Against    Abstentions    Broker Non-Votes
           --------               ---------    -------------    -----------    ----------------
No. 1
   (a) Daniel A. Potter          26,556,589       924,010            0                 0

   (b) John M. Bedard            26,596,089       884,510            0                 0

   (c) Daniel C. Howard          26,603,139       877,460            0                 0

   (d) Robert E. Yager           26,600,139       880,460            0                 0

   (e) Jana Webster Vaughn       26,610,639       869,960            0                 0

   (f) Paul M. Kelnberger        26,611,139       869,460            0                 0

No. 2                            26,016,550      1,406,399         57,650              0

No. 3                            26,320,495      1,031,852        128,252              0

No. 4                            27,248,754       211,095          20,750              0


ITEM 5.  OTHER INFORMATION

         In connection with the acquisition by Video Update, Inc. ("Video Update") of Wilderness Video Group Ltd. ("Wilderness") in August 1995 pursuant to a purchase agreement (the "Purchase Agreement"), Video Update issued 315,343 shares of its Class A Common Stock (the "Shares") to certain sellers of Wilderness (the "Sellers"). Following the execution of the Purchase Agreement, Video Update and the Sellers disputed the calculation of and timing for deficiency payments claimed to be due by the Sellers (the "Payments"). In February 1997, Video Update and the Sellers agreed to settle the dispute regarding the Payments and entered into a Mutual Release and Settlement Agreement to be effective as of January 20, 1997. Under the terms of the Settlement Agreement, Video Update agreed to pay the Sellers the sum of $200,000 and to pay a deficiency payment to each Seller as follows: with respect to the Shares held by such Seller, if the aggregate dollar consideration ( the "Sales Proceeds") received by such Seller in an arms-length sale of Shares (a "Sale") within nine months following the effective date of the Settlement Agreement (the "Deficiency Period") does not equal or exceed an amount equal to $7.00 multiplied by the number of Shares sold in such Sale (the "Contemplated Proceeds"), then Video Update shall pay such Seller an amount equal to the amount by which the Contemplated Proceeds exceeds the Sales Proceeds. With respect to any Shares not sold by a Seller during the Deficiency Period (the "Retained Shares"), Video Update shall pay to each such Seller an additional deficiency payment equal to the number of Retained Shares held by such Seller multiplied by the amount, if any, by which $7.00 exceeds the Video Update Stock Price, which means the higher of (i) the average of the closing bid and asked prices of the Company's Class A Common Stock for the 40 days commencing at the start of the Deficiency Period of (ii) such average for the 40 days immediately prior to the Deficiency Period.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits. The following exhibits are filed herewith:

                       Exhibit No.     Title
                       -----------     -----

                           10a* Purchase Agreement by and among Video Update Canada Inc., Video View Ltd., and Gordon and Joanne Hillman, dated as of January 1, 1997.

                           10b** Purchase Agreement by and among Video Update, Inc., Video Warehouse, Inc., and Donald and Katherine Cianci, dated as of January 15, 1997.

                           27          Financial Data Schedule

                  ------------------------------

                  *  - Incorporated herein by reference to the Company's Current
                       Report on Form 8-K dated December 17, 1996.

                  **  - Incorporated herein by reference to the Company's
                        Current Report on Form 8-K dated January 15, 1997.

         B. Reports on Form 8-K. The Company filed a Current Report on Form 8-K dated October 22, 1996, to report the closing of a public offering.

                  The Company filed a Current Report on Form 8-K dated December 17, 1996 to report the results of the Company's Annual Meeting of Stockholders for 1996, the execution of an asset purchase agreement with Video View Ltd. and its stockholders, and the issuance of securities pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

                  The Company filed a Current Report on Form 8-K dated January 15, 1997 to report the execution of an asset purchase agreement with Video Warehouse, Inc. and its stockholders.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               VIDEO UPDATE, INC.

Date:  March 10, 1997               By:    /s/ Daniel A. Potter
                                        --------------------------------------
                                           DANIEL A. POTTER,
                                           Chief Executive Officer and
                                           Chairman of the Board of Directors


Date:  March 10, 1997               By:    /s/ Christopher J. Gondeck
                                        --------------------------------------
                                           CHRISTOPHER J. GONDECK,
                                           Chief Financial Officer