Form 10-K405
period 1997-04-30
VIDEO UPDATE INC
filed 1997-07-02
CIK 920042

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-K
         (Mark one)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

         For the fiscal year ended April 30, 1997, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

         For the transition period from ______ to _______

         Commission file number 0-19253

                               ----------

                               VIDEO UPDATE, INC.
             (Exact name of registrant as specified in its charter)

                      Delaware                                    41-1461110
           (State or other jurisdiction                       (I.R.S. employer
         of incorporation or organization)                   identification No.)

             3100 World Trade Center
              30 East Seventh Street
               St. Paul, Minnesota                                  55101
     (Address of principal executive offices)                     (Zip Code)

                                 (612) 222-0006
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                      Class A Common Stock, $.01 Par Value
                                 Class A Warrant
                                 Class B Warrant
                                (Title of class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__  No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

         Aggregate market value of registrant's voting stock held by non-affiliates as of June 27, 1997: Class A Common Stock, $.01 par value:
$80,063,000.

         Number of shares outstanding of each of the registrant's classes of common stock, as of June 27, 1997: Class A Common Stock, $.01 par value:
18,170,341 shares, Class B Common Stock, $.01 par value: 2,000,000 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         The registrant's definitive proxy statement for its Annual Meeting of Stockholders for the fiscal year ended April 30, 1997 and to be filed pursuant to Regulation 14A, is incorporated by reference in response to Part III, Items 10, 11, 12 and 13 of this Form 10-K.

         Note: The discussions in this Form 10-K contain forward looking statements that involve risks and uncertainties. The actual results of Video Update, Inc. and subsidiaries (the "Company") could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K. Statements contained in this Form 10-K that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for fiscal 1998 and beyond to differ materially from those expressed or implied in any forward looking statements made by, or on behalf of, the Company. These factors include, without limitation, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.



                                     PART I

ITEM 1.      BUSINESS.

GENERAL

        As of April 30, 1997 the Company owns and operates 343 video specialty stores under the name "Video Update" located in Alaska, Arizona, Arkansas, Illinois, Indiana, Minnesota, Missouri, Nevada, Ohio, Oklahoma, Oregon, Pennsylvania, Texas, Utah, Washington, Wisconsin and six provinces in Canada and franchises 30 additional video specialty stores predominantly in the United States. As of April 30, 1997, 208, or approximately 95%, of the Company's stores in the United States, and 83, or approximately 67% of the Company's Canadian stores, are superstores which are defined as retail video stores that carry more than 7,500 rental units. The Company believes that, as of the end of its most recent fiscal year, it is the fourth largest video specialty retailer in the United States and the third largest video specialty retailer in Canada based on the number of stores it operates. Video Update stores in the United States and Canada offer on average approximately 10,700 and 8,500 rental units, respectively, including multiple copies of new and popular releases and video games, in a visually appealing and customer friendly layout.

         The Company franchised its first store in January 1983 and opened its first Company-owned store in September 1989. By July 1994, when the Company completed its initial public offering, the Company had grown to 15 Company-owned stores and 30 franchised stores and had developed a cost-effective superstore format that distinguished the Company from other video retailers by providing it with the flexibility to expand into desirable sites in both small and large markets without compromising profitability, or decreasing the number of viable markets into which it could expand. During fiscal 1997, the Company grew rapidly in size from 204 to 343 Company-owned stores. During this period, the Company acquired 74 video stores in 10 transactions, opened 71 new video superstores and closed 6 stores, including stores closed related to acquisitions. Same store sales during fiscal 1997 increased by approximately 5.3%. As a result of these acquisitions, new superstore openings and increases in same store sales, the Company's revenues and net income increased from approximately $50,504,000 and $1,628,000 in fiscal 1996, to approximately $91,799,000 and $4,620,000 in fiscal
1997, respectively.

         THE HOME VIDEO INDUSTRY

         The home video retail industry has experienced significant growth over the last several years. According to Paul Kagan's THE STATE OF HOME VIDEO industry report, gross revenues for the home video industry in the United States have grown from approximately $2.9 billion for rentals and approximately $656 million for sales in 1985 to approximately $9.9 billion for rentals and approximately $5 billion for sales in 1995 and are projected to reach approximately $12.7 billion and approximately $9.1 billion, respectively, by the year 2005. Paul Kagan's research also shows that in 1995 over 80% of American households owning televisions also owned a VCR.

         According to Paul Kagan, total United States consumer spending on filmed entertainment has increased from approximately $4.6 billion in 1980 to approximately $31 billion in 1994. According to a recent report by MEDIA GROUP RESEARCH, a video industry analyst publication, the home video market was the largest single source of revenue to movie studios, accounting for approximately 54% of movie studios' total revenues. Of the many movies produced by major studios and released in the United States each year, relatively few are profitable for the studios based on box office revenue alone. In addition to purchasing box office hits, video specialty stores typically purchase movies on video that were not as successful at the box office because customers will often rent a video that they might not view at a theater. The Company believes that the consumer is more likely to view movies that were not box office hits on a rented video than on any other medium because video specialty stores provide an inviting opportunity to browse and make an impulse choice among a very broad selection of movie titles at a relatively low price. These purchases by the video stores provide the major movie studios with a reliable source of revenue for the majority of their movies.

         The Company believes that the home video industry is highly fragmented. According to Paul Kagan, in 1994 an estimated 27,400 video specialty stores operated in the United States, including approximately 6,100 superstores. According to VIDEO STORE MAGAZINE, only nine multiple store businesses operated in excess of 100 stores in 1995. The Company also believes that there has been a recent trend toward consolidation in the retail video industry driven by the recognition by store operators of the competitive advantages that larger organizations enjoy in terms of access to working capital, marketing efficiencies and other economies of scale and the enhanced ability to obtain quality retail locations. The Company believes that attractive acquisition opportunities will continue to arise as the industry consolidates.

         Although the domestic video retail industry includes both rentals and sales, the consumer market for videos has primarily been a rental market. Movie studios determine the suggested retail prices of videos and through that pricing influence the relative levels of video rentals and sales. Videos released at a relatively high price, generally $60 or more, are generally purchased by video retailers and made available for rental. Videos released at a relatively low price, typically between $15 and $25, are generally purchased by video retailers for both sale and rental and may be purchased by consumers at a variety of retail locations. The Company believes that movie studios attempt to maximize total revenue from video releases by maintaining retail prices at a relatively high level during the first four months to one year after a new video release, during which time sales are made primarily to video retailers for rental, and then releasing the video at a lower price to promote sales to consumers. From time to time, however, certain movies that are believed to have mass appeal or family appeal such as INDEPENDENCE DAY, TOY STORY AND 101 DALMATIANS, are initially released for sale at a relatively low price. Video retailers purchase a large portion of these titles at the same low price, which titles thereafter become low cost rentals for such retailers. These lower priced releases are more attractive rentals to the retailer because of the relatively few number of rentals required to recover their cost and provide a favorable economic return to the retailer.

         Historically, new technologies have led to the creation of additional distribution channels for movie studios. Movie studios seek to maximize their revenues by releasing movies in sequential release date "windows" to various movie distribution channels. These distribution channels currently include, in release date order, movie theaters, video specialty stores, pay-per-view, basic cable television, and foreign, network and syndicated television. The Company believes that this method of sequential release has allowed movie studios to increase their total revenue with relatively little adverse effect on the revenue derived from previously established channels and that movie studios will continue the practice of sequential release as new distribution channels become available. According to Paul Kagan, many movie studios have recently agreed to extend the length of the exclusive window on many new release videos for video specialty stores from the current practice of 30 days to between 60 and 90 days and longer. The Company believes that the length of time between the movie theater release date and the release date to video specialty stores is also getting shorter. The Company believes that studios are also starting to bypass the movie theaters by releasing high quality and popular movie sequels such as ALADDIN, KING OF THIEVES, AND HONEY, I SHRUNK OURSELVES, directly to video specialty stores.

OPERATING STRATEGY

         The Company's management has substantial experience in the video retailing industry. The Company's senior management operations team has worked together for more than ten years. Through the management team, the Company has developed a cost-effective superstore format that distinguishes the Company from other video retailers by providing it with the flexibility to expand into desirable sites in both small and large markets without compromising profitability or decreasing the number of viable markets into which it can expand. Management's depth of experience in and knowledge of the industry are reflected in the Company's operating strategy, the key elements of which include the following:

         PROVIDE EXTENSIVE SELECTION OF VIDEOCASSETTES. At April 30, 1997, 208, or approximately 95%, of the Company's stores in the United States and 83, or approximately 67%, of the Company's Canadian stores are superstores. Superstores are video rental stores that have more than 7,500 rental units. The Company believes that an extensive selection of videocassettes is a key determinant that consumers consider in choosing to visit and patronize a particular video store. The Company tailors the videocassettes available for rent in a given store according to the market served by that store. Additionally, catalog videocassettes (those in release for more than one year) are displayed in a library style (spine-out method) allowing for significantly more videocassettes per square footage of rental space. As a result, the Company believes that it is able to provide an extensive selection, yet retain greater flexibility than many of its competitors in terms of store size in which it can operate. Video Update stores in the United States and Canada offer on average approximately 10,700 and 8,500 rental units, respectively.

         EFFECTIVELY MANAGE INVENTORIES. The Company maintains an integrated point of sale ("POS") system that provides it with immediate access to and feedback on records related to, among other things, videocassette rentals, individual title performance, category rental performance, shrinkage and overdue rentals. The Company endeavors to convert the POS systems of acquired stores to that of the Company's as quickly as is practicable. The Company utilizes its POS system to manage its inventory turns, purchase new inventory, and balance customer demand and rental trends, all of which the Company believes maximizes each store's profitability.

         AGGRESSIVE MARKETING. The Company utilizes an aggressive marketing program designed to attract new customers and increase the frequency of rentals by current customers. The Company focuses its marketing on individual stores and the local markets in which they operate. Direct mailings, including postcards and flyers, are utilized regularly. Additionally, the Company promotes extensively with couponing and cross promotions. The Company's popular "Two-for-$.99 Tuesday" rental promotion is used throughout its system and has been effective in building customer loyalty and increasing revenue on a day of the week that historically has not been a significant rental volume day.

         GEOGRAPHIC CONCENTRATION. The Company intends to continue developing new superstores and acquiring existing chains of stores in regions where the Company has existing operations. The Company also intends to expand into additional metropolitan areas where it determines that sufficient quality locations and/or acquisition opportunities are available. The Company believes that this geographic concentration will allow the Company to more easily monitor store operations through its regional management offices and to achieve operating efficiencies in inventory management, marketing, distribution, training and store supervision. Because the Company operates multiple stores, it is able to receive relatively large aggregate cooperative advertising credits from its distributors. The Company receives cooperative advertising credits for each store it operates, and by operating multiple stores in a single geographic market, the Company can more effectively use cooperative advertising credits to maximize the impact of its advertising.

         CONSISTENCY OF IMAGE AND OPERATIONS. The Company strives to create a national presence and name recognition. To achieve this objective and to most efficiently and effectively operate its stores, the Company attempts to maintain consistency among its Company-owned and franchised stores. This consistency of operations includes signage, store layout, marketing, management information systems and customer service. The Company attempts to fully integrate acquired stores into its overall format as quickly as is practicable. Such integration typically involves the prompt installation of the management information systems and interior signage, supplementing the existing base stock of titles, processing acquired videocassettes, training existing management and sales personnel, and completing limited build-out of the facilities. Subject to permit requirements and other such regulatory controls, the Company installs exterior signage as soon as practicable. To expedite the integration of acquired businesses, the Company has developed a uniform approach that management believes minimizes the time necessary to fully assimilate an acquired store's operations into those of the Company.

GROWTH STRATEGY

         In its efforts to continue to increase its national presence, the Company emphasizes the following key elements in its growth strategy:

         TARGETED ACQUISITIONS. The Company believes that acquiring chains of stores is often the most cost-effective means of entering a new market, particularly when the stores are in desirable locations. The Company also believes that the rental video industry has experienced a recent trend toward consolidation driven by the recognition by store operators of the competitive advantages that larger organizations enjoy in terms of access to working capital, marketing efficiencies and other economies of scale and the enhanced ability to obtain quality retail locations. This trend has created an opportunity for the Company to grow further through acquisitions. The Company believes that it will continue to be presented with attractive acquisition opportunities.

         During fiscal 1997, the Company grew rapidly in size from 204 to 343 Company-owned stores. Approximately 53.2% of such growth was accomplished through acquisitions with the balance resulting from new superstore openings. Altogether, the Company acquired 74 video stores in 10 transactions during fiscal 1997.

         The following table summarizes the 10 acquisitions made by the Company during fiscal 1997:

                                                            NUMBER OF
ACQUIRED BUSINESSES          DATE OF ACQUISITION          STORES ACQUIRED     LOCATION OF STORE(S)
-------------------          -------------------          ---------------     --------------------
Simply Video                 July 1996                            1           Indiana
Premier Video                October 1996                         1           Minnesota
2-Day Video                  October 1996                         1           Washington
Planet Video                 November 1996                        1           Missouri
Video View                   January 1997(a)                     23           Canada
Video Warehouse              January 1997                        10           Oregon/Washington
Tigre Holdings               February 1997                        1           Minnesota
Cox Video                    March 1997                           7           Texas/Oklahoma
Movie Buffs                  March 1997                           2           Utah
Superior Video               April 1997(a)                       27           Canada
                                                                 --

         Total                                                   74
                                                                 ==

(a) Indicates effective date. Subsequent closing consumated with approval from Industry Canada.


         NEW SUPERSTORE DEVELOPMENT. During fiscal 1997, the Company opened 71 new video superstores and closed six stores, including stores closed related to acquisitions. The Company intends to open superstores in its existing markets and selected new markets where attractive opportunities are available. Although no assurance can be given, the Company believes that the selection of locations for its superstores has been and will continue to be critical to the success of its operations. Important criteria for selection of a new superstore location include density of local residential population, traffic count on roads immediately adjacent to the superstore location, visibility of the superstore to passing motorists, easy accessibility and ample parking. The Company estimates that each new superstore currently requires 12 months of operations in order to ramp-up to its expected level of mature operations.

         FRANCHISE OPERATIONS. Franchised superstores operate under substantially the same hours and methods of operation as Company-owned stores. The Company currently intends to franchise stores primarily in areas where the Company does not expect to pursue new superstore development or acquisitions.

STORE OPERATIONS AND LOCATIONS

         Each Video Update store operates under substantially the same plan of operation. Company-owned stores are open 365 days a year with daily hours generally from 10:00 a.m. to 11:00 p.m. Sunday through Thursday and from 10:00 a.m. to 12 midnight Friday and Saturday. The Company's stores use a self-service system, whereby customers select products from the shelves and proceed to the checkout counter. Video Update stores in the United States and Canada average approximately 5,900 and 4,600 square feet in size, respectively. Superstores developed in fiscal 1997 averaged approximately 6,000 square feet in size and are representative of the Company's superstore prototype going forward.

         The Company seeks to locate its stores in geographic areas that will enable it to achieve operating efficiencies in inventory management, advertising, marketing, distribution, training and store supervision. The following table sets forth the locations of existing Company-owned and franchised stores as of April 30, 1997:

                          NUMBER OF
                        COMPANY-OWNED        NUMBER OF
STATE OR PROVINCE          STORES        FRANCHISED STORES      TOTAL OF STORES
-----------------          ------        -----------------      ---------------

Alaska                       2                   -                     2
Arizona                     39                   -                    39
Arkansas                     2                   -                     2
Illinois                    17                   -                    17
Indiana                     23                   -                    23
Minnesota                   49                  10                    59
Missouri                    10                   -                    10
Nevada                       6                   -                     6
New Hampshire                -                   5                     5
Ohio                         2                   -                     2
Oklahoma                     4                   -                     4
Oregon                       2                   -                     2
Pennsylvania                 9                   2                    11
South Carolina               -                   1                     1
Texas                       14                   -                    14
Utah                         2                   -                     2
Virginia                     -                  10                    10
Washington                  37                   -                    37
Wisconsin                    1                   1                     2

Alberta                     61                   -                    61
British Columbia            55                   1                    56
Manitoba                     4                   -                     4
Ontario                      2                   -                     2
Saskatchewan                 1                   -                     1
Yukon                        1                   -                     1
                           ---                 ---                   ---

         Total             343                  30                   373
                           ===                 ===                   ===

MANAGEMENT INFORMATION SYSTEMS

         The Company believes the accurate and efficient management of purchasing, inventory and sales records has been important to the Company's success. The Company maintains information, updated daily, regarding revenue, current and historical sales and rental activity, demographics of store membership and videocassette rental patterns. This information can be organized by store, by region or for all operations.

         The Company maintains a national POS system and a corporate information system. All rental and sales transactions are recorded by the POS system when scanned at the time of customer checkout. Nightly, the POS system transmits each store's data from operations into the corporate information system. The systems track all rental and sales products from the videocassette distribution center to each store using scanned bar code information. The systems also maintains detailed rental history of each customer and title. This information produces the reports used by the Company, including those used in making purchasing decisions on new releases. All of the Company's stores use the Company's POS system when opened or converted to the Video Update concept, in the case of an acquired store.

PRODUCTS

         VIDEOCASSETTE RENTAL. The Company's primary source of revenue is the rental of videocassettes. Video rental prices per night generally range from $2.49 to $3.49 for new releases to $1.99 for catalog titles. Videocassettes are available for one-night, two-night or multiple night rental. The Company's stores generally carry approximately 10,700 and 8,500 videos for rent in its United States and Canadian stores, respectively, representing approximately 7,900 and 5,500 titles, respectively. Movie titles are classified into at least 23 categories, such as "Action," "Drama," "Family," and "Children" and are displayed alphabetically within those categories. The Company determines its rental prices for titles and duration of rentals based on the length of time the title has been available on videocassette. The Company believes that its rental prices are competitive to those of other video stores, and its videocassettes are available for one-day and multiple-day rentals.

         VIDEO GAMES. In addition to videocassette rentals, stores also rent video games for use with Sony Playstation(TM), Nintendo(TM), Nintendo64(TM) and Sega Genesis(TM) video game machines.

         ADDITIONAL PRODUCTS. The Company rents audio books, which are available in a majority of its stores. The selection of audio books includes fiction and non-fiction classics, and educational materials and books. For the convenience of its customers, the Company also sells blank videocassettes and video cleaning equipment and rents videocassette and video game players. In addition, the Company sells previously viewed videocassettes and new and used video games.

FRANCHISE OPERATIONS

         The Company currently intends to franchise superstores in areas where it does not expect to pursue new superstore development or acquisitions.

         The standard Company franchise agreement generally requires the franchisee to pay the Company a continuing monthly royalty fee equal to five percent of the franchisee's gross monthly rental revenue, as calculated under the terms of the franchise agreement. The franchisee is also generally obligated to pay a continuing monthly royalty fee of one percent of gross monthly product revenues derived specifically from the sale of certain video products. The monthly royalty fees are calculated and due from the date that the franchised superstore opens for business. In addition to the royalty payments, franchisees generally also are required to pay a monthly advertising fee equal to one percent of the franchisee's gross monthly revenue for the preceding month.

         Under the Company's current franchising program, the Company will grant to a franchise owner the right to develop one or a specified number of Video Update superstores at an approved location or future locations (within specific geographic areas) pursuant to the terms of a franchise agreement. The exclusivity accorded to a franchisee is individually negotiated but generally does not extend beyond a radius of one mile from the franchised location. Prior to the actual store opening, the Company provides advice to the franchisee on promotions, store displays and inventory control as well as a five day comprehensive training course.

         The Company monitors franchisees' compliance with ongoing obligations on the basis of monthly revenue reports and inventory reports. The franchise agreement generally also grants the Company the right to audit the franchisee's books, business records, sales reports, financial statements, and tax returns at any time. The franchise agreement allows the Company to terminate the franchise under certain conditions, including without limitation, failure to comply with the Company's operating guidelines, failure to obtain and maintain the necessary retail licenses and permits, operation of a competitive venture, and understatement of gross monthly revenues for any two operating periods by more than two percent. To date, the Company has experienced no material problems it is aware of relating to the understatement of revenues by franchisees.

MARKETING AND ADVERTISING

         The Company primarily relies on direct mail advertising to promote its business and increase the familiarity of potential customers with the Company. The Company's direct mail typically consists of pricing-related promotions such as two-for-one coupons or a free rental coupon for new customers. The Company's general practice of opening several Company-owned or franchised stores within a geographic region enables it to maximize the effectiveness of its advertising expenditures. The cost of these activities is generally funded by cooperative movie advertising promotions made available by studios or suppliers to promote certain videocassettes. The Company also benefits from the advertising and marketing of studios and theaters in connection with their efforts to promote films and increase box office revenues. The Company generally relies on referrals from current franchisees and advertising in franchise-oriented publications in marketing its franchises.

SUPPLIERS

         The Company acquires its inventory of videocassettes and video games and accessories from several videocassette suppliers, including local divisions of Sight and Sound Distributors of St. Louis, Missouri ("Sight and Sound"), Baker & Taylor, Inc. of Chicago, Illinois, The Shannock Corporation of Canada, and Ingram Entertainment Incorporated of Nashville, Tennessee.

         The videocassette inventory in each Company-owned and franchised store consists of catalog titles and new release titles. To develop its inventory of titles for store openings, the Company transfers videocassettes from existing stores and purchases videocassettes from suppliers.

         The Company currently purchases new release rental videocassettes at an average cost of approximately $45. Since September 1989, the Company has acquired most of its new release inventory from Sight and Sound, and during each of fiscal 1995 and 1996 the Company purchased approximately 75% and in 1997 the Company purchased approximately 57%, of its new release titles from that supplier. The Company believes that, if its relationship with Sight and Sound were terminated, the Company could obtain videocassettes from other suppliers at prices and on terms comparable to those available from Sight and Sound.

         Suppliers generally provide the Company with a comprehensive monthly listing of all new video releases. In addition, movie studios generally provide the Company with several copies of a new release video for preview by the Company. The Company's movie selection committee uses listings of new releases, video previews, knowledge of the popularity of past video releases and the Company's computerized information on the past performance of titles rented by the Company to select the titles and number of copies of each title to be acquired for rental in each of its stores. The Company is permitted to return unopened or defective videocassettes to its suppliers in certain circumstances. The Company purchases video game software from a variety of distributors, based on price and availability.

INVENTORY

         New release videocassettes are ordered by the Company and delivered directly to stores where they are offered for rental or sale on the studio release date for the title. Previously viewed inventory for existing and new stores is received, processed and stored in the Company's approximately 34,000 square foot central distribution facility located in St. Paul, Minnesota. New release and previously viewed videocassettes and games are processed for rental according to uniform Company-wide standards. Each videocassette is removed from its original carton and placed in a standard Video Update rental case with a magnetic security device. Bar codes are then affixed to each videocassette and video game. For previously viewed videocassettes, the artwork from the original carton is cut out and inserted into clear pockets on the standard Video Update rental case for shelf display. For new release videocassettes, the original carton is displayed separately in front of the standard Video Update rental case containing the videocassette.

COMPETITION

         The video rental industry is highly competitive. The Company competes with other video retail stores, including the Blockbuster Entertainment division of Viacom, Inc. ("Blockbuster") and other superstores, and with supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations, vending machines and other retailers, as well as with noncommercial sources such as libraries. In addition to competing with other video retailers, the Company competes with other leisure-time activities, especially entertainment activities such as movie theaters, sporting events, network television and cable television.

         The Company also competes with other distribution channels for studio movies, including pay-per-view television on basic cable service, which currently offer only a limited number of channels and monthly movie selections. Recently developed digital compression technology combined with fiber optics and other technology will eventually permit cable companies, direct broadcast satellite companies and other telecommunications companies to transmit a much greater number of movies to homes at scheduled intervals throughout the day. Ultimately, these technologies could lead to the availability of movies to the consumer on demand. Certain cable and other telecommunications companies have tested and are continuing to test movie on demand services in some markets.

         Certain of the Company's larger, better capitalized competitors may seek to acquire some of the same video specialty stores that the Company seeks to acquire. Such competition for acquisitions would likely increase acquisition prices and related costs and result in fewer attractive acquisition opportunities, which could have a material adverse effect on the Company's growth.

         The Company's franchise operations compete with numerous franchise operations in many industries that have significantly greater financial and human resources and more experience in selling franchises than does the Company. Potential franchisees may believe that these franchisers offer greater opportunities for success than the Company.

SERVICE MARKS

         The Company has a federal registration for its service mark "Video Update(R)" and logos that include its service mark. The Company also holds registrations in Canada for its service marks and logos. The Company considers its service marks to be important to its business and intends to actively protect them.

GOVERNMENT REGULATION

         The Company is subject to various federal, state and local laws, including the Federal Videotape Privacy Protection Act and similar state laws that govern the disclosure and destruction of video rental records. The Company also must comply with various regulations affecting its business, including state and local licensing, zoning, land use, construction and environmental regulations.

         The Company has not made, nor does it anticipate making, any material capital expenditures in order to comply with environmental regulations. No assurance can be given, however, that new environmental regulations will not be adopted that will require the Company to make material capital expenditures for compliance.

         The Company also is subject to the Federal Trade Commission's Trade Regulation Rule entitled "Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures" (the "FTC Franchise Rule") and state laws and regulations that govern the offer and sale of franchises. To offer and sell franchises, the Company is required by the FTC Franchise Rule to furnish each prospective franchisee a current franchise offering circular prior to the sale of a franchise. In addition, a number of states require a franchisor to comply with registration or filing requirements prior to offering a franchise in the state and to provide a prospective franchisee with a current franchise offering circular complying with the state's laws, prior to the sale of the franchise. Although no assurance can be given, the Company intends to maintain a franchise offering circular that complies with all applicable federal and state franchise sales laws. However, if the Company is unable to comply with the franchise sales laws and regulations of any state that regulates the offer and sales of franchises, the Company will be unable to offer and sell franchises in such state.

         The Company is required to update its franchise offering circular to reflect material changes, under applicable law, regarding its franchise offering and to comply with changes in disclosure requirements. The occurrence of any such material changes may, from time to time, require the Company to stop offering and selling franchises until its franchise offering circular is updated. No assurance can be given that the Company's franchising program will not be adversely affected by its failure to register or file in certain states consistent with its expansion plans, or because compliance with applicable law necessitates that the Company cease offering and selling franchises in certain states until its franchise offering circular is updated, or because of its inability to comply with existing or future franchise laws.

         The Company also is subject to a number of state laws and regulations that regulate certain substantive aspects of the franchisor-franchisee relationship, including those governing the termination or nonrenewal of a franchise agreement (such as requirements that "good cause" exist as a basis for such termination and that a franchisee be given advance notice of, and a right to cure, a default prior to termination), requirements that the franchisor deal with its franchisees in good faith, prohibitions against interference with the right of free association among franchisees and those regulating discrimination among franchisees in charges, royalties or fees.

         Compliance with federal and state franchise laws is costly and time consuming, and no assurance can be given that the Company will not encounter difficulties or delays in this area or that it will not require significant capital for franchising activities.

EMPLOYEES

         As of June 20, 1997, Video Update employed 3,333 persons, including 3,051 in Company-owned stores and 282 in the Company's corporate, administrative and warehousing operations. Of the employees, approximately 546 were full-time and 2,787 were part-time. The typical required staffing for a Video Update store is 8 to 12 employees, including a store manager. Store managers are supervised by district managers who in turn are supervised by regional managers. Regional managers report directly to the Company's Vice President of Store Operations or Chief Operations Officer. The Company believes that its employee relations are satisfactory.

         The Company has an incentive bonus plan under which store managers are eligible for monthly bonuses. The performance of each manager is evaluated on a variety of criteria, including store revenue, payroll, cash overages and shortages and inventory control.

ITEM 2.      PROPERTIES

         The Company leases substantially all of the sites (including buildings and improvements) where its Company-owned video stores are located. The occupancy expense for these sites for the years ended April 30, 1995, 1996 and 1997 was approximately $1,426,000, $10,304,000 and $20,777,000, respectively.
These leases generally have a term of three to ten years and provide options to renew for periods ranging from three to five additional years. The Company is generally responsible for real estate taxes, insurance and utilities under all leases. See Note 7 of Notes to Consolidated Financial Statements. The Company expects that most future video superstores will also occupy leased premises. The Company owns three locations for Company-owned superstores, one of which is subject to a mortgage. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

         The Company's franchisees enter into leases individually for their respective superstore locations. These leases are on terms substantially similar to the terms for Company-owned superstore leases. Generally, the Company does not guarantee and is not a party to such leases.

         The Company's corporate headquarters are located at 3100 World Trade Center, 30 East Seventh Street, St. Paul, Minnesota 55101 and consists of approximately 14,500 square feet of office space. The Company's central distribution facility is located at a different location in St. Paul, Minnesota and consists of approximately 34,000 square feet. The Company's headquarters and distribution facilities are leased pursuant to agreements that expire on October 31, 2001 and August 31, 2001, respectively. In addition, the Company maintains other locations for the offices of district and regional managers and for limited storage purposes. The Company expects that suitable additional space will be available in the Twin Cities area, when needed, on commercially reasonable terms.

ITEM 3.      LEGAL PROCEEDINGS

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

         On January 24, 1997, Kieffer & Co., Inc., a sign manufacturer, ("Kieffer") commenced a breach of contract action (the "Wisconsin Action") in Sheboygan County (Wisconsin) Circuit Court seeking damages in the amount of approximately $317,000 plus costs and attorneys' fees against the Company. The Wisconsin Action was removed by the Company to the District Court for the Eastern District of Wisconsin where it is presently pending as Case No. 97-C-0151. The Company has filed counter claims and motions to stay or dismiss the Wisconsin Action in favor of an action pending between the same parties on the same dispute filed in Ramsey County (Minnesota) Circuit Court on January 23, 1997. That motion is in the process of briefing. Although no assurances can be given as to the outcome of such action, the Company intends to vigorously pursue the matter.

         The Company has been notified of a potential claim by the owner/landlord of a retail location previously occupied by the Company in Kent, Washington for breach of a lease contract and back rent. The landlord has advised the Company that it may seek in excess of $50,000 in damages. The Company intends to vigorously defend this action. Although no assurance can be given as to the outcome of such litigation, the Company does not believe that the resolution of the matter will materially adversely impact the Company's financial position or results of operations.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company submitted no matters to a vote of security holders during the fourth quarter of the fiscal year ended April 30, 1997.


                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS.

         From May 1, 1995 until May 7, 1995, the Company's Class A Common Stock was traded on the NASDAQ Small Cap Market. From May 8, 1995 to date, the Company's Class A Common Stock has traded on the NASDAQ National Market System under the symbol "VUPDA." The Company's Class A Common Stock began trading on NASDAQ on July 20, 1994. On April 30, 1997, the last bid price for the Class A Common Stock as reported by NASDAQ was $4.125 per share.

         For the period indicated, the following table sets forth the range of high and low bid prices for the Class A Common Stock as reported on the NASDAQ National Market System.

                              CLASS A COMMON STOCK

                                                   HIGH        LOW
                                                   ----        ---
FISCAL 1996
Quarter ended July 31, 1995                    $  11 7/8    $  4 1/4
Quarter ended October 31, 1995                        13       7 1/4
Quarter ended January 31, 1996                        10           6
Quarter ended April 30, 1996                       8 3/8       5 1/2

FISCAL 1997
Quarter ended July 31, 1996                        9 3/4       6 3/8
Quarter ended October 31, 1996                     8 1/8       3 3/4
Quarter ended January 31, 1997                     4 3/4       3 1/2
Quarter ended April 30, 1997                       6 1/8       3 3/4

         As of April 30, 1997, there were 121 stockholders of record of the Company's Class A Common Stock.

         During the fiscal year ended April 30, 1997, the Company did not pay any dividends on its Common Stock and management does not anticipate the payment of any dividends to its stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the discretion of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors, including covenants relating to bank indebtedness.




ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA.

                                                                      FISCAL YEAR ENDED APRIL 30,
                                               -------------------------------------------------------------------------
                                                  1993          1994          1995           1996(1)            1997
                                              -----------   -----------   ------------    -------------    -------------
                                                          (Dollars in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues                                      $    3,884    $    4,989    $     9,051     $     50,504     $     91,799
Income from continuing operations             $      176    $      301    $       213     $      1,628     $      4,620
Income per share from continuing
   operations, fully diluted                  $      .19    $      .33    $       .10     $        .14     $        .28

Weighted average shares(2)                       904,000       904,000      2,226,000       11,229,000       16,271,000

OPERATING DATA:
Increase in same store sales(3)                        -            26 %           21 %             16 %              5 %
Number of stores open at end of period:
   Company-owned                                      13            15             33              204              343
   Franchised                                         30            31             22               25               30
                                              -----------   -----------   ------------    -------------    -------------
                                                      43            46             55              229              373
                                              ===========   ===========   ============    =============    =============
Number of stores opened by the
   Company during the period(4)                        4             2              4               35               65
Number of stores acquired by the
   Company during the period                           -             -             14              136               74

BALANCE SHEET DATA:
Total assets                                  $    2,038    $    3,489    $    19,450     $     79,518     $    133,607
Notes payable                                 $      565    $    1,568    $     1,278     $      4,859     $     20,564
Total liabilities                             $    1,469    $    2,614    $     4,279     $     18,018     $     42,615
Stockholders' equity                          $      569    $      875    $    15,171     $     61,500     $     90,992


------------------------
(1) During the fourth quarter of fiscal 1996, the Company adopted a new method of amortizing videocassette rental inventory. The effect of the change for recognizing salvage value of base stock and the effect of the application of the new method of amortizing videocassette copies in excess of the base stock to May 1, 1995 had the impact, in total, of increasing amortization expense by $2,773,000 and decreasing net income by $1,604,000, or $.15 per share, in fiscal 1996. See Note 2 to Notes to Consolidated Financial Statements.

(2) See Note 1 of Notes to Consolidated Financial Statements for calculation of weighted average shares for fiscal 1995, 1996 and 1997.

(3) The stores included in same store sales are Company-owned stores that have been owned and operated by the Company for more than 12 months.

(4) The Company opened 71 new video superstores and closed 6 stores, including stores closed related to acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere herein.

OVERVIEW

         The Company franchised its first store in January 1983 and opened its first Company-owned store in September 1989. By July 1994, when the Company completed its initial public offering, the Company had grown to 15 Company-owned stores and 30 franchised stores. Subsequently, the Company substantially accelerated its growth and as of April 30, 1997, operates 224 acquired and 119 developed stores, net of closings, in 16 states and six provinces in Canada, and has 30 franchised stores predominantly in the United States.

         During fiscal 1997, the Company acquired, in 10 transactions, 74 video retail stores. The acquired assets and liabilities related to all of these acquisitions are recorded in the Company's balance sheet at their estimated fair market value at the date of the acquisition. As a result of the 1997 acquisitions, the Company anticipates that its results of operations will be reduced by an increase in amortization of goodwill of approximately $13,367,000 with an increase in anticipated quarterly non-cash charges of approximately $167,000 (see "Significant Future Charges to Earnings Arising from Amortization of Goodwill" in "Risks Associated with Acquisitions" of Item 7). The Company anticipates that future acquisitions could involve the recording of additional significant amounts of goodwill and deferred charges on its balance sheet.

         The Company generates revenues primarily from the rental of videocassettes and video games, from service fees from its franchisees, and from the sale of products. As reflected in the chart below, rental revenues at Video Update stores have accounted for the substantial majority of the Company's revenues. The Company expects that this trend will continue.

                                     FISCAL YEAR ENDED APRIL 30,
                              -------------------------------------------
                                 1995            1996           1997
                              ------------   -------------   ------------
                                            (In thousands)
Revenues:
   Rental revenue             $     8,364    $     46,592    $    83,489
   Service fees                       421             491            567
   Product sales                      266           3,421          7,743
                              ------------   -------------   ------------
       Total revenues         $     9,051    $     50,504    $    91,799
                              ============   =============   ============

OPERATING RESULTS

         The table below sets forth the percentage of revenues represented by certain items included in the Company's statement of operations for the periods indicated.

                                                             FISCAL YEAR ENDED APRIL 30,
                                                  --------------------------------------------------
                                                      1995              1996                1997
                                                 -------------      -------------       ------------
Revenues:
    Rental revenue                                     92.4%              92.2%              91.0%
    Service fees                                        4.7                1.0                0.6
    Product sales                                       2.9                6.8                8.4
                                                  ---------          ---------           --------
Total revenues                                        100.0              100.0              100.0

Costs and expenses:
    Store operating expenses                           66.1               78.6               75.6
    Selling, general and administrative                24.6               10.6                9.0
    Cost of product sales                               1.5                3.7                4.9
    Amortization of goodwill                            0.9                2.1                1.7
                                                  ---------          ---------           --------
Total cost and expenses                                93.1               95.0               91.2
                                                  ---------          ---------           --------
Operating income                                        6.9                5.0                8.8

Other income (expense):
   Interest expense                                    (2.1)              (0.5)              (0.6)
   Amortization of debt costs                          (1.7)                 -                  -
   Other income                                         1.7                1.1                0.5
                                                  ---------          ---------           --------
Total other income                                     (2.1)               0.6               (0.1)
                                                  ---------          ---------           --------
Income from continuing operations before
   income taxes                                         4.8                5.6                8.7
Income tax expense                                      2.4                2.4                3.7
                                                  ---------          ---------           --------
Income from continuing operations                       2.4                3.2                5.0
Loss from discontinued operations                      (0.7)                 -                  -
                                                  =========          =========           ========
Net income                                              1.7%               3.2%               5.0%
                                                  =========          =========           ========


FISCAL 1997 COMPARED TO FISCAL 1996.

         RENTAL REVENUE. Rental revenue was approximately $83,489,000 and $46,592,000, or 91.0% and 92.2% of total revenues for fiscal 1997 and 1996, respectively. The increase in rental revenue of $36,897,000 was derived primarily from the 74 video stores acquired during the period, from the opening of 71 new Company-owned stores during fiscal 1997, and from a 5.3% increase in same store revenues.

         SERVICE FEES. Service fees were approximately $567,000 and $491,000, or .6% and 1.0% of total revenues for fiscal 1997 and 1996, respectively.
Continuing service fees and royalties from franchisees accounted for 95% of total service fees for fiscal 1997 and 1996. The decrease in service fees as a percentage of total revenues was due to a significant increase in the number of Company-owned stores without a corresponding increase in the number of franchise stores.

         PRODUCT SALES. Product sales were approximately $7,743,000 and $3,421,000, or 8.4% and 6.8% of total revenues for fiscal 1997 and 1996, respectively. The increase in product sales of $4,322,000 was a result of product sales by the video stores acquired during the period, the opening of 71 Company-owned video stores, and an increase in sales of inventory and fixtures to franchisees. The increase in product sales as a percentage of total revenues was a result of higher product sales as a percentage of total revenues by video stores acquired during the period and increased sales of inventory and fixtures to franchisees which have lower margins.

         STORE OPERATING EXPENSES. Store operating expenses consist primarily of compensation and related expenses, occupancy expenses, and depreciation and amortization expenses. Operating expenses were approximately $69,366,000 and $39,685,000, or 75.6% and 78.6% of total revenues for fiscal 1997 and 1996, respectively. The increase in store operating expenses of $29,681,000, was primarily the result of the 74 video stores acquired during the period and the opening of 71 Company-owned video stores during fiscal 1997. The decrease in store operating expenses as a percentage of total revenues was primarily due to improved control of compensation and related benefit expenses.

         Compensation and related expenses were approximately $20,278,000 and $12,601,000, or 22.1% and 25.0% of total revenues for fiscal 1997 and 1996, respectively. The increase of $7,677,000 was primarily due to the 74 video stores acquired during the period and the opening of 71 Company-owned video stores. The decrease as a percentage of total revenues was primarily due to improved control of compensation and related benefit expenses at the stores.

         Occupancy expenses were approximately $20,777,000 and $10,304,000, or 22.6% and 20.4% of total revenues for fiscal 1997 and 1996, respectively. The increase of $10,473,000, was primarily due to the 74 video stores acquired during the period, the expansion of several stores in fiscal 1997 and the opening of 71 Company-owned stores. The increase as a percentage of total revenues was primarily due to two factors. The first was higher occupancy costs associated with the video stores acquired during the period when compared to Company-owned stores. In addition, new video stores experience higher costs as a percentage of total revenues prior to revenue reaching maturity during the first year of operations.

         Depreciation and amortization expenses were approximately $23,074,000 and $13,894,000, or 25.1% and 27.5% of total revenues for fiscal 1997 and 1996, respectively. Depreciation and amortization expense reflects the depreciation of store equipment and fixtures and the amortization of videocassettes. The increase of $9,180,000 was primarily attributable to the addition of new release videocassette inventory for new, existing, and acquired stores. Amortization expense as a percentage of revenues for future periods may vary based on the Company's purchase of videocassette inventory, which is subject to the Company's rate of expansion, studio release schedules and anticipated market demand.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were approximately $8,231,000 and $5,362,000, or 9.0% and 10.6% of total revenues for fiscal 1997 and 1996, respectively. The increase of approximately $2,869,000 was primarily due to adding management personnel and administrative staff to support the Company's growth and related expenditures. The decrease as a percentage of total revenues was due to the increases in total revenues without a proportional increase in corporate overhead.

         COST OF PRODUCT SALES. Cost of product sales was approximately $4,544,000 and $1,880,000, or 4.9% and 3.7% of total revenues for fiscal 1997 and 1996, respectively. The cost of product sales as a percentage of total product sales revenue was approximately 58.7% and 55.0% for fiscal 1997 and 1996, respectively. The increase in the cost of product sales as a percentage of total product sales was primarily the result of a different mix of products sold in video stores acquired which generally provided smaller margins.

         AMORTIZATION OF GOODWILL. Amortization of goodwill was approximately $1,613,000 and $1,072,000, or 1.7% and 2.1% of total revenues for fiscal 1997 and 1996, respectively. The increase was primarily attributable to the increase in goodwill associated with the Company's continuing acquisitions of video stores in the current year and prior periods and the related amortization thereof.

         INTEREST EXPENSE. Interest expense was approximately $544,000 and $232,000, or .6% and 0.5% of total revenues for fiscal 1997 and 1996, respectively. The increase of $312,000 was primarily attributable to interest on borrowings under the Company's bank line of credit.

         OTHER INCOME. Other income was approximately $461,000 and $548,000, or .5% and 1.1% of total revenues for fiscal 1997 and 1996, respectively. The decrease of $87,000 was primarily due to less funds available for investment.

FISCAL 1996 COMPARED TO FISCAL 1995.

         RENTAL REVENUE. Rental revenue was approximately $46,592,000 and $8,364,000, or 92.2% and 92.4% of total revenues for fiscal 1996 and 1995, respectively. The increase in rental revenue of $38,228,000 was derived from video stores acquired during the period, from the opening of 35 new Company-owned stores, and from a 16% increase in same store revenues.

         SERVICE FEES. Service fees were approximately $491,000 and $421,000, or 1.0% and 4.7% of total revenues for fiscal 1996 and 1995, respectively. Continuing service fees and royalties from franchisees accounted for 95% and 100% of total service fees, respectively. The decrease in service fees as a percentage of total revenues was due to a significant increase in the number of Company-owned stores without a corresponding increase in the number of franchise stores.

         PRODUCT SALES. Product sales were approximately $3,421,000 and $266,000, or 6.8% and 2.9% of total revenues for fiscal 1996 and 1995, respectively. The increase in product sales of $3,155,000 was a result of product sales by the video stores acquired during the period, the opening of 35 Company-owned video stores, and sales of inventory and fixtures to franchisees. The increase in product sales as a percentage of total revenues was a result of higher product sales as a percentage of total revenues by video stores acquired during the period and increased sales of inventory and fixtures to franchisees which have lower margins.

         STORE OPERATING EXPENSES. Store operating expenses consist primarily of compensation and related expenses, occupancy expenses, and depreciation and amortization expenses. Operating expenses were approximately $39,685,000 and $5,986,000, or 78.6% and 66.1% of total revenues for fiscal 1996 and 1995, respectively. The increase in store operating expenses of $33,699,000, was primarily the result of video stores acquired during the period, the opening of 35 Company-owned video stores, a change in accounting method for amortizing videocassettes, and the expansion and relocation of video stores during fiscal 1996. The increase in store operating expenses as a percentage of total revenues was primarily due to a change in accounting method for amortizing videocassettes, additional regional expenses related to developing new markets, higher initial expenses related to new store openings, and video stores acquired during the period.

         Compensation and related expenses were approximately $12,601,000 and $1,922,000, or 25.0% and 21.2% of total revenues for fiscal 1996 and 1995, respectively. The increase of $10,679,000 was primarily due to video stores acquired during the period and the opening of 35 Company-owned video stores. The increase as a percentage of total revenues was primarily due to additional regional management expenses related to developing new markets, higher initial payroll costs associated with video stores acquired and higher initial payroll costs associated with the opening of new Company-owned video stores.

         Occupancy expenses were approximately $10,304,000 and $1,426,000, or 20.4% and 15.8% of total revenues for fiscal 1996 and 1995, respectively. The increase of $8,878,000, was primarily due to video stores acquired during the period, the expansion of several stores in fiscal 1996 and the opening of 35 Company-owned stores. The increase as a percentage of total revenues was primarily due to higher costs associated with the video stores acquired during the period and higher costs as a percentage of total revenues associated with the opening of new video stores prior to revenue reaching maturity during the first year of operations.

         Depreciation and amortization expenses were approximately $13,894,000 and $1,879,000, or 27.5% and 20.8% of total revenues for fiscal 1996 and 1995, respectively. Depreciation and amortization expense reflects the depreciation of store equipment and fixtures and the amortization of videocassettes. The increase of $12,015,000 was primarily attributable to the addition of new release videocassette inventory for new, existing, and acquired stores and a change in policy for amortization of videocassettes. Depreciation and amortization expense would have been approximately $11,121,000 or 22% of total revenues, had the accounting change in amortization of videocassettes not been made. The effect of the change for recognizing salvage value of base stock and the effect of the application of the new method of amortizing videocassette copies in excess of the base stock to May 1, 1995, had the impact, in total, of increasing amortization expense by $2,773,000 and decreasing income from continuing operations and net income by $1,604,000 or $.15 per share, for fiscal 1996, after the effect of income taxes $1,169,000.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were approximately $5,362,000 and $2,223,000, or 10.6% and 24.6% of total revenues for fiscal 1996 and 1995, respectively. The increase of approximately $3,139,000 was primarily due to adding management personnel and administrative staff to support the Company's growth and related expenditures. The decrease as a percentage of total revenues was due to the increases in total revenues without a proportional increase in corporate overhead.

         COST OF PRODUCT SALES. Cost of product sales was approximately $1,880,000 and $136,000, or 3.7% and 1.5% of total revenues for fiscal 1996 and 1995, respectively. The cost of product sales as a percentage of total product sales revenue was approximately 55.0% and 51.1% for fiscal 1996 and 1995, respectively. The increase in the cost of product sales as a percentage of total product sales was primarily the result of a different mix of products sold in video stores acquired during the period and the sale of inventory and fixtures to franchisees which generally provide smaller margins.

         AMORTIZATION OF GOODWILL. Amortization of goodwill was approximately $1,072,000 and $83,000, or 2.1% and 0.9% of total revenues for fiscal 1996 and 1995, respectively. The increase was primarily attributable to the increase in goodwill associated with the continued acquisitions of video stores during fiscal 1996.

         INTEREST EXPENSE. Interest expense was approximately $232,000 and $194,000, or 0.5% and 2.1% of total revenues for fiscal 1996 and 1995, respectively. The increase of $38,000 was primarily attributable to interest on debt incurred or assumed from the video stores acquired during the period and interest on borrowings under the Company's bank line of credit.

         OTHER INCOME. Other income was approximately $548,000 and $155,000, or 1.1% and 1.7% of total revenues for fiscal 1996 and 1995, respectively. The increase of $393,000 was primarily due to interest earned on approximately $7,200,000 of net proceeds from the April 7, 1995 public offering, interest earned on approximately $28,414,000 of net proceeds from the exercise of the Class A Warrants prior to their use for acquisitions and interest earned on notes receivable from related parties.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations through cash from operations, the proceeds of equity and debt offerings, borrowings under bank facilities, trade credit and equipment leases. The Company's principal capital requirements are for the acquisition of existing stores, the opening of new superstores, and the purchase of videocassette rental inventory, each of which varies based on market conditions and expansion plans.

         At April 30, 1997, the Company had cash and cash equivalents of approximately $2,424,000. The Company uses an unclassified balance sheet in its financial statements, and as a result, does not classify its assets or liabilities as current or noncurrent. If the Company were to use a classified balance sheet, a portion of videocassette rental inventories would be classified as noncurrent because they are not assets that are reasonably expected to be completely realized in cash or sold in one year. The acquisition cost of these inventories, however, would be reflected in current liabilities. The Company believes that classification of videocassette rental inventories as noncurrent assets would be misleading because it would not indicate the level of assets expected to be converted into cash in the next year as a result of rentals or sales of these videocassettes.

         For the year ended April 30, 1997, net cash provided by operating activities was approximately $30,440,000. Net cash used in investment activities was approximately $69,433,000, consisting primarily of approximately $21,340,000 for businesses acquired during the period, approximately $14,951,000 for new and remodeled stores, and approximately $33,434,000 for the purchase of videocassette inventory for existing and new stores, and for the conversion of stores acquired during the period. Net cash generated from financing activities was approximately $40,741,000.

         In February 1997, a syndicate led by Bank of America Illinois extended a $60 million revolving credit facility (the "Line of Credit") to the Company, with amounts borrowed thereunder bearing interest at variable rates based on the Federal Funds rate or the Eurodollar rate. The Line of Credit is convertible into a two-year term loan if it is not renewed. As of April 30, 1997, approximately $20,000,000 was outstanding under the Line of Credit, bearing interest at 7.3% to 8.5%. During the term of the Line of Credit and thereafter to the extent any amounts are outstanding under the Line of Credit, the Company is subject to various restrictive covenants, including limitations on further indebtedness, other than trade credit and capital or operating leases, and requirements that the Company obtain written consent for certain acquisitions of new businesses or their assets (excluding new superstore openings) or entering into business combinations, including mergers, syndicates or joint ventures. The Line of Credit also restricts the amount and terms of debt that may be issued to sellers of acquired businesses and requires that the Company maintain certain cash flow ratios as well as certain ratios of total liabilities to tangible net worth.

         During fiscal 1997, the Company acquired, in 10 transactions, 74 video retail stores. The cost of conversion of acquired stores to the Company's superstore design varies and, including stores completely remodeled, has ranged from approximately $34,000 to $144,000 per store, which costs are primarily related to the installation of the Company's POS system, interior and exterior signage, and the addition of inventory.

         In connection with three acquisitions in which the Company has issued an aggregate of 594,506 shares of Class A Common Stock in fiscal 1996 and 1997, the Company may be obligated to make deficiency payments to such sellers equal to the difference between the guaranteed price of $7.00 to $15.00 for each share issued, and the actual market price obtained for such shares as of specified dates between July 1996 and October 1998. The remaining deficiency payments are estimated to be approximately $2,462,000 based on the closing stock price of $4.125 at April 30, 1997. The Company has the option of satisfying approximately $1,220,000 of this liability (with respect to 239,163 shares) at April 30, 1997 through the issuance of additional shares of Class A Common Stock. The Company is currently disputing whether any deficiency payment is due with respect to those 239,163 shares which were issued to a seller in one of the acquisitions; the seller is claiming a deficiency payment based on proceeds from the sale of Class A Common Stock during the six month period of March 1996 to September 1996.

         During October 1996, a cash deficiency payment was made with regard to one acquisition in the amount of $87,135. During November 1996, a cash deficiency payment was made with regard to one acquisition in the amount of $88,547. Also, during November 1996, the Company satisfied a deficiency payment of $77,951 with regard to one acquisition with 15,106 shares of Class A Common Stock.

         The Company has Recourse Notes from the Company's Chief Executive Officer and from the President for approximately $1,928,000 and $1,071,000, respectively, including accrued interest through April 30, 1997. The Recourse Notes were issued by the executives upon their exercise in August 1995 of 420,000 options granted to them under the Stock Option Plans in May 1995 at an exercise price of $4.3125, the fair market value of the stock on the date options were granted. The Recourse Notes represent the total exercise price of such options plus amounts advanced by the Company to such executives to satisfy then anticipated tax liabilities. The Recourse Notes are evidenced by promissory notes bearing interest at a rate of 8% per annum, with payment of principal and interest due on October 4, 1999. In the event that the obligors sell shares of the Company's stock, the net proceeds thereof will be applied to payment, in part or in full, of the Recourse Notes.

         In addition, as of April 30, 1997, the Company has a note receivable from the President of the Company for approximately $31,000 which accrues interest at 8% per annum and is due November 1997. The note represents advances from the Company to the President from January 1994 to April 1994, together with accrued interest.

         To the extent that the Company pursues any future acquisitions, the Company expects to finance such acquisitions from cash from operations and from borrowings under credit facilities.

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

         The Company believes that cash from operations and borrowing capabilities will be sufficient to meet its anticipated cash requirements and anticipated growth over the next twelve months.

         This Annual Report on Form 10-K contains a number of forward looking statements. Any statements contained herein (including without limitation statements to the effect that the Company or its management "believes", "expects", "anticipates", "plans" and similar expressions) that are not statements of historical fact should be considered forward looking statements. There are a number of important factors that could cause the Company's results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the following:

         EXPANSION

         The Company's future success and continued growth will depend on its ability to acquire, open and franchise new stores and to operate these stores profitably. The Company grew rapidly during fiscal 1997 acquiring 74 video stores in ten transactions. The Company intends to continue its expansion through future acquisitions. The Company's expansion is dependent on a number of factors, including its ability to hire, train, retain and assimilate competent management and store-level employees, the adequacy of the Company's financial resources and the Company's ability to identify new markets in which it can successfully compete, to locate suitable superstore sites and negotiate acceptable lease terms and to adapt its purchasing, management information and other systems to accommodate expanded operations. In addition, the Company is increasingly entering new markets in which it has no prior operating experience. The Company's expansion is also dependent on the timely fulfillment by landlords and others of their contractual obligations to the Company, the maintenance of construction schedules and the speed at which local zoning and construction permits can be obtained. No assurance can be given that the Company will be able to achieve its planned expansion or that expansion will be profitable. The Company's planned expansion, including growth through acquisitions, will place increasing pressure on the Company's management controls. A failure to manage successfully its planned expansion would adversely affect the Company's business. No assurance can be given that the Company's new stores will achieve sales and profitability comparable to the Company's existing stores.

         RISKS ASSOCIATED WITH ACQUISITIONS

         GENERAL. No assurance can be given that the Company will successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into its existing operations or expand into new markets. No assurance can be given that recent acquisitions or future acquisitions will not have a material adverse effect upon the Company's operating results, particularly in the fiscal quarters immediately following the consummation of such transactions, while the operations of the acquired businesses are being integrated into the Company's operations. Once integrated, acquired operations may not achieve levels of revenues or profitability comparable to those achieved by the Company's existing operations, or otherwise perform as expected.

         LIMITED KNOWLEDGE AND OPERATING HISTORY. Notwithstanding its own due diligence investigation, management has, and will have, limited knowledge about the specific operating history, trends and customer buying patterns of the video specialty stores acquired in its recent acquisitions or future acquisitions. Consequently, no assurance can be given that the Company will be able to make future acquisitions at favorable prices, that acquired stores will perform as well as they had performed historically or that the Company will have sufficient information to analyze accurately the markets in which it elects to make acquisitions. Failure to pay reasonable prices for acquisitions or to acquire profitable video specialty stores could have a material adverse effect on the Company's financial condition and results of operations.

         INTEGRATION. Although the Company endeavors to integrate and assimilate the operations of acquired stores in an effective and timely manner, no assurance can be given that the Company will be successful in such integration attempts or that the Company will be able to hire, train, retain and assimilate selected individuals employed at acquired stores. Further, no assurance can be given that the Company will successfully integrate its recent acquisitions or any other future acquired businesses into the Company's purchasing, marketing and management information systems.

         COMPETITION FOR ACQUISITIONS. Certain of the Company's larger, better capitalized competitors may seek to acquire some of the same video specialty stores that the Company seeks to acquire. Such competition for acquisitions would likely increase acquisition prices and related costs and result in fewer attractive acquisition opportunities, which could have a material adverse effect on the Company's growth.

         SIGNIFICANT FUTURE CHARGES TO EARNINGS ARISING FROM AMORTIZATION OF GOODWILL. At April 30, 1997, the Company had approximately $37,716,000 of goodwill on its balance sheet that resulted primarily from the acquisition of video rental stores, which will be amortized over 20 years. The Company expects that its operating results for future quarters over the next 20 years will reflect quarterly, non-cash charges of approximately $543,000 for amortization of goodwill from these acquisitions. The Company also anticipates that future acquisitions will involve the recording of a significant amount of goodwill on its balance sheet, which will be amortized over varying periods of time of up to 20 years.

         MISREPRESENTATIONS AND BREACHES BY SELLERS. In completing acquisitions, the Company relies upon certain representations, warranties and indemnities made by the sellers with respect to each acquisition, as well as its own due diligence investigation. No assurance can be given that representations and warranties in any purchase agreement are true and correct or that the Company's due diligence uncovers all materially adverse facts relating to the operations and financial condition of acquired businesses. To the extent that the Company is required to pay for obligations of acquired businesses, or if material misrepresentations exist, the Company's operating results could be materially adversely affected.

         COMPETITION

         The video rental business is highly competitive. The Company competes with other video retail stores, including other superstores, and with supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations, vending machines and other retailers, as well as with noncommercial sources such as libraries. Some of the Company's competitors have significantly greater financial and marketing resources, market share, and name recognition than the Company. Many of the Company-owned and franchised stores compete with stores operated by the Blockbuster Entertainment division of Viacom, Inc. ("Blockbuster"), some of which are in very close proximity, which could have an adverse impact on the Company's results of operations. The Company's franchise operations also compete with numerous franchise operations in many industries that have significantly greater financial and human resources and more experience in selling franchises than does the Company. Potential franchisees may believe that these franchisors may offer potential franchisees greater opportunities for success than the Company.

         POSSIBLE ADVERSE EFFECT OF NEW TECHNOLOGIES ON THE VIDEO RENTAL
         BUSINESS

         The Company also currently competes with pay-per-view cable television systems. Recently developed digital compression technology combined with fiber optics and other technology will eventually permit cable companies, direct broadcast satellite companies and other telecommunications companies to transmit a much greater selection of movies to homes at scheduled intervals throughout the day. Ultimately, these technologies could lead to the availability of movies to the consumer on demand. Certain cable and other telecommunications companies have tested and are continuing to test movie on demand services in some markets. Technological advances could have a material adverse effect on the business of the Company.

         CHANGES IN STUDIO DISTRIBUTION AND PRICING

         Changes in the manner in which movies are marketed by the studios that produce them, primarily related to an earlier release of movie titles to alternative distribution channels, could substantially decrease the demand for video rentals, which could have a material adverse effect on the Company's financial condition and results of operations. In addition, changes in the movie studios' wholesale pricing structure for videos could result in a competitive disadvantage for all video specialty stores, including those of the Company.

         FINANCING GROWTH

         Future expansion through acquisitions or new superstore openings will require significant capital. To date, the Company has financed acquisitions and superstore openings with cash from operations, the proceeds of prior equity and debt offerings, borrowings under bank facilities, trade credit and equipment leases. The Company currently intends to finance future acquisitions and new superstore openings from cash from operations and from borrowings under credit facilities. If such sources do not provide sufficient funds, the Company will be unable to pursue its growth strategy, which would have a material adverse effect on the Company's ability to increase its revenues and net income.

         SEASONALITY AND OTHER FACTORS

         The Company's business is somewhat seasonal, with revenues in April, May, September and October generally lower than in other months of the year. Future operating results may be affected by many factors, including variations in the number and timing of store openings and acquisitions, weather (particularly on weekends and holidays), the public acceptance of new release titles available for rental, competition, marketing programs, special or unusual events and other factors that may affect retailers in general. Revenues may be reduced temporarily if viewers prefer to watch such events rather than rent videocassettes. Also, any concentration of new superstore openings and the related pre-opening costs in any particular fiscal quarter could have a material adverse effect on the Company's operating results for that quarter.

         RISKS ASSOCIATED WITH FRANCHISE OPERATIONS

         Since its inception, the Company has sold franchises and generated revenue from franchise fees, royalties and sales of initial inventory to franchisees. No assurance can be given that the Company can continue to market and sell its franchises, or operate its franchise program at profitable levels. In addition, no assurance can be given that all franchisees will operate their superstores in accordance with the Company's operating guidelines and in compliance with all material provisions of the franchise agreement. Additionally, the Company is subject to the Federal Trade Commission's Trade Regulation Rule entitled "Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures" and state laws and regulations that govern the offer and sale of franchises. If the Company is unable to comply with applicable federal and state franchise sales laws or the regulations of any state that regulates the offer and sales of franchises, the Company will be unable to offer and sell franchises. No assurance can be given that the Company's franchising program will not be adversely affected by its failure to register or file in certain states.

         DEPENDENCE ON KEY PERSONNEL

         The Company's future success depends to a significant extent on the continued contributions of Daniel A. Potter, the Company's Chairman and Chief Executive Officer, and John M. Bedard, the Company's President. The loss of the services of either of these officers could have a material adverse effect on the Company. The Company's continued growth and profitability also depends on its ability to attract, motivate, and retain other management personnel, including qualified store managers. No assurance can be given that the Company will be successful in attracting, motivating and retaining such personnel. The Company has no employment agreements with its officers or key personnel other than with Messrs. Potter and Bedard.

         CHARGE TO INCOME IN THE EVENT OF RELEASE OF ESCROW SHARES

         The 1,300,000 shares of the Company's Class B Common Stock placed into escrow (the "Escrow Shares") by the Company's Chief Executive Officer, President and Chief Operating Officer in connection with the Company's initial public offering will be released upon the achievement by the Company of certain earnings goals or if the Class A Common Stock reaches certain price goals. The Securities and Exchange Commission (the "Commission") has adopted a position with respect to arrangements such as the Escrow Agreement. This position provides that in the event any shares are released from escrow to the stockholders of the Company who are officers, directors, consultants or employees of the Company, a non-cash compensation expense will be recorded for financial reporting purposes. Therefore, if the Company attains any of the earnings thresholds or the Company's Class A Common Stock meets certain minimum bid prices required for the release of the Escrow Shares, the release will require the Company to recognize additional compensation expense. Accordingly, the Company will, in the event of the release of the Escrow Shares, recognize during the period in which the earnings thresholds are met or such minimum bid prices obtained, what could be a substantial non-cash charge that would have the effect of substantially reducing or eliminating earnings, if any, at such time. Although the amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity or cash flow, it may have a depressive effect on the market price of the Company's securities.

         ANTITAKEOVER EFFECTS; DELAWARE LAW AND CERTAIN CHARTER AND BYLAW PROVISIONS; PREFERRED STOCK

         The Company's Certificate of Incorporation and Bylaws, as well as Delaware corporate law, contain certain provisions that could have the effect of delaying, deferring or preventing a change in control of the Company and could adversely affect the prevailing market price of the Class A Common Stock. Certain of such provisions impose various procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions. Other provisions allow the Company to issue, without stockholder approval, preferred stock having rights senior to those of the Class A Common Stock. The Company is authorized to issue up to 5,000,000 shares of Preferred Stock, $.01 par value per share (the "Preferred Stock"), none of which is currently outstanding. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any Preferred Stock could adversely affect the rights of the holders of Class A Common Stock, and therefore reduce the value of the Class A Common Stock. In particular, specific rights granted to future holders of Preferred Stock could be used to restrict the Company's ability to merge with or sell its assets to a third party, thereby preserving control of the Company by its then owners.

INFLATION

         To date, inflation has not had a material effect on the Company's business. The Company anticipates that its business will be affected by general economic trends. Although the Company has not operated during a period of high inflation, it believes that it would generally be able to pass increased costs resulting from inflation on to customers.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial statements are filed as part of this report.

                                                                                                       Page
                                                                                                       ----
Report of Independent Auditors                                                                         F-2
Consolidated Balance Sheets as of April 30, 1996 and 1997                                              F-3
Consolidated Statements of Income for the years ended April 30, 1995, 1996 and 1997                    F-4
Consolidated Statement of Stockholders' Equity for the years ended April 30, 1995, 1996 and 1997       F-5
Consolidated Statements of Cash Flows for the years ended April 30, 1995, 1996 and 1997                F-6
Notes to Consolidated Financial Statements                                                             F-7


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
             SECTION 16(a) OF THE EXCHANGE ACT.

         The Company intends to file a Definitive Proxy Statement within 120 days of the completion of the Company's fiscal year ended April 30, 1997. The information required by this item is incorporated by reference from the Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION.

         The Company intends to file a Definitive Proxy Statement within 120 days of the completion of the Company's fiscal year ended April 30, 1997. The information required by this item is incorporated by reference from the Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Company intends to file a Definitive Proxy Statement within 120 days of the completion of the Company's fiscal year ended April 30, 1997. The information required by this item is incorporated by reference from the Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company intends to file a Definitive Proxy Statement within 120 days of the completion of the Company's fiscal year ended April 30, 1997. The information required by this item is incorporated by reference from the Proxy Statement.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a. Listed below are all financial statements, notes, schedules and exhibits filed as a part of this report:

         1.       Financial Statements.

                  All financial statements of the Registrant as set forth under
                  Item 8 of this Report.

         2.       Financial Statement Schedules:

         No schedules have been included since they are either not applicable or the information is included elsewhere herein.

         3.       Exhibits:

                  (a)  The following exhibits are filed herewith:

                       EXHIBIT
                         NO.                TITLE
                      --------              -----
                         23       Consent of Ernst & Young LLP.
                         27       Financial Data Schedule.

                  (b) The following exhibit was filed as part of the Company's Current Report on Form 8-K filed with the Commission on April 7, 1997, and is incorporated herein by reference:

                       EXHIBIT
                         NO.                TITLE
                      --------              -----
                         2 Purchase Agreement by and among Video Update Canada Inc., Hill and Cassidy Retail Corp., Byron Hill, Patricia Hill and Mel Cassidy, dated as of April 1, 1997.

                  (c) The following exhibits were filed as part of the Company's Current Report on Form 8-K filed with the Commission on April 4, 1997, and are incorporated herein by reference:

                      EXHIBIT
                         NO.                TITLE
                      --------              -----
                         2a Purchase Agreement by and among Video Update, Inc., Cox Video Corporation, and Robert W.
                                  Cox, dated as of February 28, 1997.
                         2b       Purchase Agreement by and among Video Update,
                                  Inc., Susan Janae Kingston, and Larry
                                  Peterman, dated as of March 17, 1997.

                  (d) The following exhibit was filed as part of the Company's Current Report on Form 8-K filed with the Commission on February 14, 1997, and is incorporated herein by reference:

                      EXHIBIT
                         NO.                TITLE
                      --------              -----
                         10 Credit Agreement entered into as of February 11, 1997, among Video Update, Inc., Video Update Canada Inc., various financial institutions as lenders, Bank of America Illinois, as a U.S. Agent, and Bank of America Canada, as Canadian Agent.

                  (e) The following exhibit was filed as part of the Company's Current Report on Form 8-K filed with the Commission on January 29, 1997, and are incorporated herein by reference:

                       EXHIBIT
                         NO.                TITLE
                      --------              -----
                         2 Purchase Agreement by and among Video Update, Inc., Video Warehouse, Inc., and Donald and Katherine Cianci, dated as of January 15, 1997.

                  (f) The following exhibits were filed as part of the Company's Current Report on Form 8-K filed with the Commission on January 10, 1997, and is incorporated herein by reference:

                       EXHIBIT
                         NO.                TITLE
                      --------              -----
                         2        Purchase Agreement by and among Video Update
                                  Canada Inc., Video View Ltd., and Gordon and
                                  Joanne Hillman, dated as of January 1, 1997.
                         3        Restated Certificate of Incorporation.

                  (g) The following exhibit was filed as part of the Company's Pre-Effective Amendment No. 2 to its Form S-3 Registration Statement filed with the Commission on September 27, 1996, and is incorporated herein by reference:

                       EXHIBIT
                         NO.                TITLE
                      --------              -----
                          1* Form of Purchase Agreement by and between the Company, Piper Jaffray Inc. and The Robinson Humphrey Company, Inc.

                      * Replaced and superseded a corresponding exhibit previously filed with the Commission.

                  (h) The following exhibits were filed as part of the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 1996, and are incorporated herein by reference:

                       EXHIBIT
                         NO.                TITLE
                      --------              -----
                         10a      1996 Stock Option Plan
                         10b      Form of Franchise Offering Circular

                  (i) The following exhibits were filed as part of the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996, and are incorporated herein by reference:

                       EXHIBIT
                         NO.                TITLE
                      --------              -----
                         18       Letter on Change in Accounting Principles
                         21       List of Subsidiaries

                  (j) The following exhibits were filed as part of the Company's Current Report on Form 8-K, filed with the Commission on March 14, 1996, and are incorporated herein by reference:

                       EXHIBIT
                         NO.                TITLE
                      --------              -----
                         3        Bylaws, as amended.
                        10a       Restated Employment Agreement between the
                                  Company and Daniel A. Potter, effective as of February 1, 1996.
                        10b       Restated Employment Agreement between the
                                  Company and John M. Bedard, effective as of February 1, 1996.

                  (k) The following exhibit was filed as part of the Company's Current Report on Form 8-K/A, filed with the Commission on January 26, 1996, and is incorporated herein by reference:

                       EXHIBIT
                         NO.                TITLE
                      --------              -----
                         2 Purchase Agreement by and between the Company, Videoland, Inc. and the Stockholder of Videoland, Inc., dated as of November 14, 1995.

                  (l) The following exhibits were filed as part of the Company's Current Report on Form 8-K, filed with the Commission on October 13, 1995, and are incorporated herein by reference:

                       EXHIBIT
                         NO.                TITLE
                      --------              -----
                         2a Purchase Agreement by and among the Company, 94 Video West, Inc. and Michael Bennett and Paul Levens, dated as of October 2, 1995.
                         2b Purchase Agreement by and between the Company, Talerico Enterprises, Inc. ("TEI") and the stockholder of TEI, dated as of October 5, 1995.

                  (m) The following exhibit was filed as part of the Company's Current Report on Form 8-K, filed with the Commission on September 27, 1995, and is incorporated herein by reference:

                       EXHIBIT
                         NO.                TITLE
                      --------              -----
                         2 Purchase Agreement by and between the Company and the Stockholders of Indy Video, Inc., dated as of September 26, 1995.

                  (n) The following exhibits were filed as part of the Company's Current Report on Form 8-K, filed with the Commission on August 30, 1995, and are incorporated herein by reference:

                       EXHIBIT
                         NO.                TITLE
                      --------              -----
                         2a Stock Purchase and Sale Agreement by and among the Company, Wilderness Video Group Ltd., Richard Walton, the Walton Family Trust, Alexsay Holdings Ltd., Barclays Bank of Canada, Allstate Life Insurance Company of Canada, and Ontario Municipal Employees Retirement Board, dated as of August 22, 1995.
                         2b Stock Purchase and Sale Agreement by and between the Company and Glenn Forth, dated August 23, 1995.
                         2c Stock Purchase and Sale Agreement by and between the Company and Sieg Badke, dated August 23, 1995.
                         2d Stock Purchase and Sale Agreement by and among the Company, 443972 B.C. Ltd., Dale Mounzer and Jim Collen, dated August 22, 1995.

                  (o) The following exhibit was filed as part of the Company's Current Report on Form 8-K, filed with the Commission on July 26, 1995, and is incorporated herein by reference:

                       EXHIBIT
                         NO.                TITLE
                      --------              -----
                         2 Purchase Agreement by and between the Company and the Stockholders of AV Video, dated as of July 14, 1995.

                  (p) The following exhibit was filed as part of the Company's Current Report on Form 8-K, filed with the Commission on June 29, 1995, and is incorporated herein by reference:

                       EXHIBIT
                         NO.                TITLE
                      --------              -----
                         2 Purchase Agreement by and between the Company and the Proprietors of Video Powerstore, dated as of June 2, 1995.

                  (q) The following exhibits were filed as part of the Company's Pre-Effective Amendment No. 1 to its Form SB-2 Registration Statement (No. 33-89018) originally filed with the Commission on March 31, 1995, and are incorporated herein by reference:

                       EXHIBIT
                         NO.                TITLE
                      --------              -----
                        4a        Form of Unit Purchase Option.
                        10a       Form of Merger and Acquisition Agreement
                                  between the Company and D.H. Blair Investment
                                  Banking Corp.
                        10b       Form of Amendment to Warrant Agreement dated
                                  July 20, 1994 between the Company, American
                                  Stock Transfer & Trust Company and D.H. Blair
                                  Investment Banking Corp.

                  (r) The following exhibit was filed as part of the Company's Quarterly Report on Form 10-QSB for the quarter ended January 31, 1995, filed with the Commission on March 17, 1995, and is incorporated herein by reference:

                       EXHIBIT
                         NO.                TITLE
                      --------              -----
                         2a Second Amendment to the Agreement and Plan of Merger by and among the Company, Schmidt & Schmidt Limited ("SSL"), and the Stockholders of SSL, dated February 28, 1995.

                  (s) The following exhibit was filed as part of the Company's Current Report on Form 8-K, filed with the Commission on February 16, 1995, and is incorporated herein by reference:

                       EXHIBIT
                         NO.                TITLE
                      --------              -----
                        10a Stock Exchange Agreement by and between the Company and certain stockholders of Tinseltown Video, Inc.

                  (t) The following exhibit was filed as part of the Company's Form SB-2 Registration Statement (No. 33-89018) filed with the Commission on January 31, 1995, and is incorporated herein by reference:

                       EXHIBIT
                         NO.                TITLE
                      --------              -----
                         10a      Formula Stock Option Plan.

                  (u) The following exhibit was filed as part of the Company's Quarterly Report on Form 10-QSB for the quarter ended October 31, 1994, filed with the Commission on December 15, 1994, and is incorporated herein by reference:

                       EXHIBIT
                         NO.                TITLE
                      --------              -----
                         2b Agreement and Plan of Merger by and among the Company, Jarzig Enterprises, Inc., and the Stockholders of Jarzig Enterprises, Inc., dated October 25, 1994.

                  (v) The following exhibits were filed as part of the Company's Current Report on Form 8-K, filed with the Commission on October 3, 1994, and are incorporated herein by reference:

                       EXHIBIT
                         NO.                TITLE
                      --------              -----
                         2a Agreement and Plan of Merger by and among the Company, Schmidt & Schmidt Limited, and the Stockholders of Schmidt & Schmidt Limited, dated September 16, 1994.
                         2b Agreement and Plan of Merger by and among the Company, Halgrimson Enterprises, Inc., and the Stockholders of Halgrimson Enterprises, Inc., dated September 16, 1994.

                  (w) The following exhibit was filed as part of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 1994, filed with the Commission on September 10, 1994, and is incorporated herein by reference:

                       EXHIBIT
                         NO.                TITLE
                      --------              -----
                         2 Agreement and Plan of Merger by and among the Company, Koonrod, Inc. and the Stockholders of Koonrod, Inc., dated September 2, 1994.

                  (x) The following exhibits were filed as part of the Company's Form SB-2 Registration Statement (No. 33-79292-C) declared effective by the Commission on July 20, 1994, and are incorporated herein by reference:

                       EXHIBIT
                         NO.                TITLE
                      --------              -----
                         4a       Specimen Class A Common Stock Certificate.
                         4b       Specimen Class B Common Stock Certificate.
                         4c       Form of Warrant Agreement, including Form of
                                  Class A and Class B Warrant Certificates.
                         4d       Form of Unit Purchase Option of D.H. Blair
                                  Investment Banking Corp.
                         4e       Form of Escrow Agreement between certain
                                  Stockholders of the Company, the Company and
                                  American Stock Transfer & Trust Company.
                        10d       Form of Franchise Agreement between the
                                  Company and Franchisees.
                        10f       Form of Consulting Agreement between the
                                  Company and D.H. Blair Investment Banking
                                  Corp.
                        10aa      Form of Agency Agreement between the Company
                                  and D.H. Blair Investment Banking Corp.
                        10bb      1994 Stock Option Plan.



b. Listed below are all Current Reports or amendments on Form 8-K that have been filed during the last quarter of the period covered by this report, listing the items reported, any financial statements filed, and the dates of such reports.

         1. Current Report on Form 8-K/A filed June 12, 1997, amending the Company's Form 8-K filed on April 17, 1997 and containing the following financial statements:

                           (a) The audited financial statements for Hill and Cassidy Retail Corp. for the year ended November 30, 1996.

                           (b) The pro forma financial information for the Company for the year ended April 30, 1996 and for the nine months ended January 31, 1997.

         2. Current Report on Form 8-K filed April 7, 1997, reporting the Purchase Agreement by and among Video Update Canada Inc., Hill and Cassidy Retail Corp., Byron Hill, Patricia Hill and Mel Cassidy, dated as of April 1, 1997, and the issuance of securities pursuant to Regulation S relating thereto.

         3. Current Report on Form 8-K filed April 4, 1997, reporting the following events:

                           (a) Purchase Agreement by and among Video Update, Inc., Cox Video Corporation, and Robert W. Cox, dated as of February 28, 1997.

                           (b) Purchase Agreement by and among Video Update, Inc., Susan Janae Kingston, and Larry Peterman, dated as of March 17, 1997.

                           (c)      Election of Bernard R. Patriacca as a
                                    Director.

         4. Current Report on Form 8-K/A filed March 6, 1997, amending the Company's Form 8-K filed January 10, 1997 and containing the following financial statements:

                           (a) The audited financial statements for Video View Group for the years ended December 31, 1995 and 1996.

                           (b) The pro forma financial information for the Company for the year ended April 30, 1996 and for the six months ended October 31, 1996.

         5. Current Report on Form 8-K filed February 14, 1997, reporting the Credit Agreement entered into as of February 11, 1997, among Video Update, Inc., Video Update Canada Inc., various financial institutions as lenders, Bank of America Illinois, as U.S. Agent, and Bank of America Canada, as Canadian Agent.



         For the purpose of complying with the rules governing Form S-8 under the Securities Act of 1933, as amended, the registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statement on Form S-8 No. 33-96024 (filed August 17, 1995).

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of the appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VIDEO UPDATE, INC.


            Date: July 1, 1997         By:  /s/ Daniel  A. Potter
                                            ------------------------------------
                                            Daniel A. Potter
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER

         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             NAME                                 CAPACITY                                DATE
             ----                                 --------                                ----
   /s/ Daniel A. Potter          Chairman and Chief Executive Officer                  July 1, 1997
-----------------------------    (Principal executive officer)
   Daniel A. Potter

   /s/ John M. Bedard            President and Director                                July 1, 1997
-----------------------------
   John M. Bedard

   /s/ Daniel C. Howard          Chief Operations Officer and Director                 July 1, 1997
-----------------------------
   Daniel C. Howard

   /s/ Christopher J. Gondeck    Chief Financial Officer (Principal financial and      July 1, 1997
-----------------------------    accounting officer)
   Christopher J. Gondeck

   /s/ Robert E. Yager           Vice President of Store Operations and Director       July 1, 1997
-----------------------------
   Robert E. Yager

   /s/ Jana Webster Vaughn       Director                                              July 1, 1997
-----------------------------
   Jana Webster Vaughn

   /s/ Paul Kelnberger           Director                                              July 1, 1997
-----------------------------
   Paul Kelnberger

   /s/ Bernard Patriacca         Director                                              July 1, 1997
----------------------------
    Bernard Patriacca



                                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                     PAGE
                                                                                                     ----
Report of Independent Auditors                                                                       F-2

Consolidated Balance Sheets as of April 30, 1996 and 1997                                            F-3

Consolidated Statements of Income for the years ended April 30, 1995, 1996 and 1997                  F-4

Consolidated Statement of Stockholders' Equity for the years ended April 30, 1995, 1996 and 1997     F-5

Consolidated Statements of Cash Flows for the years ended April 30, 1995, 1996 and 1997              F-6

Notes to Consolidated Financial Statements                                                           F-7




                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Video Update, Inc.

         We have audited the accompanying consolidated balance sheets of Video Update, Inc. and subsidiaries as of April 30, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, these financial statements present fairly, in all material respects, the consolidated financial position of Video Update, Inc. at April 30, 1996 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1997 in conformity with generally accepted accounting principles.

         As discussed in Note 2 to the consolidated financial statements, in 1996 the Company changed its method of accounting for the amortization of its videocassette rental inventory.

                                                       /s/ Ernst & Young LLP

Minneapolis, Minnesota
June 26, 1997

                                     VIDEO UPDATE, INC.
                                 CONSOLIDATED BALANCE SHEETS

                                          ASSETS
                                                                   April 30,      April 30,
                                                                     1996            1997
                                                                   ---------      ---------
                                                                        (In thousands)
Cash and cash equivalents                                          $     676      $   2,424
Accounts receivable                                                      558          3,776
Notes receivable from related parties                                  1,555          1,394
Inventory                                                              4,545          7,318
Videocassette rental inventory -- net                                 25,701         45,479
Property and equipment -- net                                         18,988         33,069
Prepaid expenses                                                         682            783
Goodwill -- net                                                       25,973         37,716
Other assets                                                             840          1,648
                                                                   ---------      ---------
Total assets                                                       $  79,518      $ 133,607
                                                                   =========      =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                      $   4,859      $  20,564
Accounts payable                                                       8,692         12,196
Accrued expenses                                                         977          2,415
Accrued rent                                                             722          2,238
Accrued compensation                                                   1,334          1,779
Income taxes payable                                                     593          1,096
Deferred income taxes                                                    841          2,327

Commitments and contingencies

Stockholders' equity:
Preferred Stock, par value $.01 per share:
    Authorized shares -- 5,000,000
    Issued shares -- none                                               --             --
Class A Common Stock, par value $.01 per share:
    Authorized shares -- 60,000,000
    Issued and outstanding shares -- 11,017,735 at April 30,
      1996 and 18,170,341 at April 30, 1997                              110            182
Class B Common Stock, par value $.01 per share:
    Authorized, issued and outstanding shares --
      2,000,000 at April 30, 1996 and 1997                                20             20
    Additional paid-in capital                                        61,029         86,085
    Retained earnings                                                  2,186          6,806
    Foreign currency translation                                         (34)          (421)
                                                                   ---------      ---------
                                                                      63,311         92,672
    Notes receivable from officers for the exercise of options        (1,811)        (1,680)
                                                                   ---------      ---------
Total stockholders' equity                                            61,500         90,992
                                                                   ---------      ---------
Total liabilities and stockholders' equity                         $  79,518      $ 133,607
                                                                   =========      =========

                             See accompanying notes.


                                        VIDEO UPDATE, INC.
                                 CONSOLIDATED STATEMENTS OF INCOME


                                                                  FISCAL YEAR ENDED APRIL 30,
                                                             ------------------------------------
                                                               1995          1996          1997
                                                             --------      --------      --------
                                                           (In thousands, except per share amounts)
Revenues:
    Rental revenue                                           $  8,364      $ 46,592      $ 83,489
    Service fees                                                  421           491           567
    Product sales                                                 266         3,421         7,743
                                                             --------      --------      --------
                                                                9,051        50,504        91,799

Costs and expenses:
    Store operating expenses                                    5,986        39,685        69,366
    Selling, general and administrative                         2,223         5,362         8,231
    Cost of product sales                                         136         1,880         4,544
    Amortization of goodwill                                       83         1,072         1,613
                                                             --------      --------      --------
                                                                8,428        47,999        83,754
                                                             --------      --------      --------

Operating income                                                  623         2,505         8,045

Interest expense                                                 (194)         (232)         (544)
Amortization of debt costs                                       (157)         --            --
Other income                                                      155           548           461
                                                             --------      --------      --------
                                                                 (196)          316           (83)
                                                             --------      --------      --------
Income from continuing operations before income taxes             427         2,821         7,962
Income tax expense                                                214         1,193         3,342
                                                             --------      --------      --------
Income from continuing operations                                 213         1,628         4,620
Discontinued operations:
    Loss from discontinued operations, net of applicable
      income tax benefit                                          (24)         --            --
    Loss on disposal of discontinued operations, net of
      applicable income tax benefit                               (35)         --            --
                                                             --------      --------      --------
Loss from discontinued operations                                 (59)         --            --
                                                             --------      --------      --------
Net income                                                   $    154      $  1,628      $  4,620
                                                             ========      ========      ========

Primary income (loss) per share:
    Income from continuing operations                        $    .10      $    .15      $    .28
    Discontinued operations                                      (.03)         --            --
                                                             --------      --------      --------
    Net income                                               $    .07      $    .15      $    .28
                                                             ========      ========      ========

Fully diluted income (loss) per share:
    Income from continuing operations                        $    .10      $    .14      $    .28
    Discontinued operations                                      (.03)         --            --
                                                             --------      --------      --------
    Net income                                               $    .07      $    .14      $    .28
                                                             ========      ========      ========

                                      See accompanying notes.


                                                       VIDEO UPDATE, INC.
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                  (In thousands, except shares)

                                                                                                                   Additional
                                                        Class A Comon Stock          Class B Common Stock       Paid-in Capital
                                                     ------------------------      -------------------------    ---------------
                                                     Number of                     Number of
                                                      Shares          Amount         Shares         Amount           Amount
                                                     ----------     ---------      ----------      ---------       ----------
Balance at April 30, 1994                                      -    $       -       2,000,000       $     20       $      451

Issuance of shares in connection
  with the Initial Public Offering
  net of registration expenses                         1,351,250           13               -              -            5,280

Issuance of shares in connection with
  the Company's acquisitions                             481,616            5               -              -            2,643

Issuance of shares in connection
  with the Subsequent Public Offering
  net of registration expenses                         2,305,500           23               -              -            6,178
                                                                                            -
Net income                                                     -            -               -              -                -
                                                     ----------     ---------      ----------      ---------       ----------

Balance at April 30, 1995                              4,138,366           41       2,000,000             20           14,552


Issuance of shares in connection with
  the overallotment option related to the
  Subsequent Public Offering                             345,970            3               -              -              989

Issuance of shares in connection with
  the Company's acquisitions                           1,603,444           17               -              -           14,746


Issuance of shares in connection with
  the redemption of the Class A Warrants               4,502,105           45               -              -           28,369

Issuance of shares related to employee
  stock options exercised                                427,850            4               -              -            1,842

Notes issued by the officers for the
  exercise of stock options                                    -            -               -              -                -

Tax benefit resulting from the exercise
  of non-qualified stock options                               -            -               -              -              531

Foreign currency translation                                   -            -               -              -                -

Net income                                                     -            -               -              -                -
                                                     ----------     ---------      ----------      ---------       ----------

Balance at April 30, 1996                            11,017,735           110       2,000,000             20           61,029

Payment on notes issued by officers for
  exercise of options                                         -             -               -              -                -

Issuance of shares in connection
  with the Subsequent Public Offering
  net of registration expenses                        7,015,000            70               -              -           24,962

Issuance of shares in connection with
  the Company's acquisitions                            136,606             2               -              -               90

Issuance of shares related to employee
  stock options exercised                                 1,000             -               -              -                4

Foreign currency translation                                  -             -               -              -                -

Net income                                                    -             -               -              -                -
                                                     ----------     ---------      ----------      ---------       ----------

Balance at April 30, 1997                            18,170,341     $     182       2,000,000      $      20       $   86,085
                                                     ==========     =========      ==========      =========       ==========


                       [WIDE TABLE CONTINUED FROM ABOVE]


                                                        Retained   Foreign Currency  Officers' Notes
                                                        Earnings      Translation      Receivable
                                                       ---------   ----------------  ---------------

                                                         Amount          Amount          Amount            Total
                                                       ---------       ---------       ----------      -----------
Balance at April 30, 1994                            $      404        $      -        $      -        $     875

Issuance of shares in connection
  with the Initial Public Offering
  net of registration expenses                                 -              -               -            5,293

Issuance of shares in connection with
  the Company's acquisitions                                   -              -               -            2,648

Issuance of shares in connection
  with the Subsequent Public Offering
  net of registration expenses                                 -              -               -            6,201

Net income                                                   154              -               -              154
                                                       ---------      ---------      ----------      -----------

Balance at April 30, 1995                                    558               -              -           15,171


Issuance of shares in connection with
  the overallotment option related to the
  Subsequent Public Offering                                  -               -               -              992

Issuance of shares in connection with
  the Company's acquisitions                                  -               -               -           14,763


Issuance of shares in connection with
  the redemption of the Class A Warrants                      -               -               -           28,414

Issuance of shares related to employee
  stock options exercised                                     -               -               -            1,846

Notes issued by the officers for the
  exercise of stock options                                   -               -          (1,811)          (1,811)

Tax benefit resulting from the exercise
  of non-qualified stock options                              -               -               -              531

Foreign currency translation                                  -             (34)              -              (34)

Net income                                                1,628                -              -            1,628
                                                      ---------        ---------     ----------      -----------

Balance at April 30, 1996                                 2,186              (34)        (1,811)          61,500

Payment on notes issued by officers for
  exercise of options                                        -               -              131              131

Issuance of shares in connection
  with the Subsequent Public Offering
  net of registration expenses                               -               -                -           25,032

Issuance of shares in connection with
  the Company's acquisitions                                 -               -                -               92

Issuance of shares related to employee
  stock options exercised                                    -               -                -                4

Foreign currency translation                                 -            (387)               -             (387)

Net income                                               4,620               -                -            4,620
                                                     ---------       ---------       ----------      -----------

Balance at April 30, 1997                            $   6,806       $    (421)      $   (1,680)     $    90,992
                                                     =========       =========       ==========      ===========


                                        VIDEO UPDATE, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  FISCAL YEAR ENDED APRIL 30,
                                                             ------------------------------------
                                                               1995          1996          1997
                                                             --------      --------      --------
                                                                        (In thousands)

OPERATING ACTIVITIES
    Net income                                               $    154      $  1,628      $  4,620
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                           2,212        15,241        25,702
        Accrued rent                                              129           472         1,516
        Deferred income taxes                                     406            31         1,486
        Provision for discontinued operations                      35          --            --
        Changes in operating assets and liabilities, net
          of acquisitions of businesses:
            Accounts receivable                                    25          (385)       (3,332)
            Inventory                                            (946)       (2,563)       (2,772)
            Other assets                                            8          (801)       (1,270)
            Accounts payable                                       92         5,921         3,504
            Income taxes payable                                 (240)        1,130           503
            Other liabilities                                     317        (1,319)          483
                                                             --------      --------      --------
Net cash provided by operating activities                       2,192        19,355        30,440

INVESTING ACTIVITIES
    Purchase of videocassette rental inventory                 (3,752)      (22,739)      (33,434)
    Purchase of property and equipment                         (2,901)      (12,301)      (14,951)
    Investment in businesses, net of cash acquired               (708)      (17,391)      (21,340)
    Notes receivable from officers                               --          (1,252)         --
    Payments on notes receivable from officers                   --            (272)          292
                                                             --------      --------      --------
Net cash used in investing activities                          (7,361)      (53,955)      (69,433)

FINANCING ACTIVITIES
    Proceeds from notes payable                                 2,171          4,100        26,326
    Payments on notes payable                                  (2,974)       (3,838)      (10,621)
    Proceeds from exercise of employee options                   --              35             4
    Proceeds from exercise of Class A warrants                   --          28,414          --
    Proceeds from issuance of common stock                     11,494           992        25,032
                                                             --------      --------      --------
Net cash provided by financing activities                      10,691        29,703        40,741
                                                             --------      --------      --------

Increase (decrease) in cash and cash equivalents                5,522        (4,897)        1,748
Cash and cash equivalents at beginning year                        51         5,573           676
                                                             ========      ========      ========
Cash and cash equivalents at end of year                     $  5,573      $    676      $  2,424
                                                             ========      ========      ========

                                      See accompanying notes.


                               VIDEO UPDATE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1997

1.       SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

         Video Update, Inc. and subsidiaries (the "Company") own and operate retail video stores and sell and support retail video franchises. Company-owned stores are located in the United States and Canada with franchises located principally in the United States.

CONSOLIDATION

         The accompanying financial statements present the consolidated financial position, results of operations and cash flows of the Company. All intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimates and assumptions relate to the amortization methods and useful lives of videocassette rental inventory and goodwill. These estimates and assumptions could change and actual results could differ from these estimates.

BASIS OF PRESENTATION

         The Company utilizes an unclassified balance sheet presentation. This format was adopted on the basis that the videocassette rental inventory represents assets used by the Company to generate current operating income, and management believes that to classify all of these costs as noncurrent would be misleading to the readers of the financial statements because it would not indicate the level of assets expected to be converted into cash in the next year as a result of the rentals of the videocassettes.

SERVICE FEES

         The Company receives continuing monthly royalty and other fee revenue from its franchisees based on a percentage of the franchisees' gross monthly revenue. Royalty fee and other fee revenues will continue for the initial terms of the franchise agreements, after which the revenues will be based upon renewed franchise agreements. Origination franchise fees collected are deferred and not recorded as revenue in the statement of income until the franchisee has executed a lease or a letter of intent of a franchised store location.

CASH EQUIVALENTS

         The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents.

INVENTORY

         Inventory is stated at the lower of cost or market. Inventory consists of videocassettes held as base stock for the opening of new stores, videocassettes held for sale and supplies available for sale to franchisees.


VIDEOCASSETTE RENTAL INVENTORY

         Videocassette rental inventory is stated at cost, and is amortized over the estimated economic life as follows:

               Number of Copies
               of Title Per Store     Amortization Policy
               ------------------     -------------------

               One through three      Straight-line over 36 months to
                                      a salvage value of $6.00 per
                                      videocassette.

               Four through nine      Straight-line over 6 months to
                                      a book value of $6.00 and then
                                      straight-line over 30 months.

               Ten and over           Straight-line over 6 months
                                      to a book value of $6.00 and then
                                      straight-line over 3 months.

PROPERTY AND EQUIPMENT

         Furniture and equipment are recorded at cost and depreciated using the straight-line method over the estimated economic life of the asset of five to ten years. Leasehold improvements are recorded at cost and depreciated using the straight-line method over the estimated economic life of the lease term.

GOODWILL

         Goodwill, consisting principally of excess cost over net assets from the acquisitions of businesses, is net of accumulated amortization of approximately $1,155,000 and $2,768,000 at April 30, 1996 and 1997,
respectively, and is being amortized on a straight-line basis over twenty years. If facts and circumstances suggest that the goodwill will not be recoverable, as determined based on the undiscounted cash flows of the assets acquired over the remaining amortization period, the Company's carrying value of goodwill will be reduced by the estimated shortfalls of cash flows.

INCOME TAXES

         The Company accounts for income taxes utilizing the liability method. Deferred income taxes are recorded to reflect the tax consequences of differences between the tax and financial reporting bases of assets and liabilities.

STOCK-BASED COMPENSATION

         The Company implemented the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", in fiscal 1997. SFAS 123 was issued by the Financial Accounting Standards Board in October 1995, and allows companies to choose whether to account for stock-based compensation under the current method as prescribed in Accounting Principles Board Opinion Number 25 (APB 25) or use the fair value method described in SFAS 123. The Company plans to continue to follow the accounting measurement provisions of APB 25.

LONG-LIVED ASSETS

         The Company has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective May 1, 1996. SFAS 121 prescribes the accounting treatment for long-lived assets, identifiable intangibles and goodwill related to those assets when there are indications that the carrying values of those assets may not be recoverable. In performing such review for recoverability, the Company compares the expected future cash flows to the carrying value of long-lived assets and identifiable intangibles. If the anticipated undiscounted future cash flows are less than the carrying amount of such assets, the Company's carrying amount will be reduced to its estimated fair value.


FAIR VALUE OF FINANCIAL INSTRUMENTS

         At April 30, 1996 and 1997, the carrying value of financial instruments such as cash and cash equivalents, accounts payable and notes payable approximated their fair values.

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

                                                               FISCAL YEAR ENDED APRIL 30,
                                                          ------------------------------------
                                                            1995          1996           1997
                                                          --------      --------      --------
                                                        (In thousands, except per share amounts)
PRIMARY EARNINGS PER SHARE
Net income                                                $    154      $  1,628      $  4,620
                                                          ========      ========      ========

Weighted average shares outstanding:
    Class A common shares outstanding at year end            4,138        11,018        18,170
    Class B common shares outstanding at year end            2,000         2,000         2,000
    Less: Class B common shares placed in escrow in
      connection with the initial public offering           (1,300)       (1,300)       (1,300)
    Effect of using weighted average common shares
      outstanding                                           (2,612)       (2,046)       (2,985)
    Effect of shares issuable under stock options and
      warrants based on the treasury stock method             --             991           377
                                                          --------      --------      --------
      Shares used in computing earnings per share            2,226        10,663        16,262
                                                          ========      ========      ========

Net income per common and common equivalent
  share, primary                                          $    .07      $    .15      $    .28
                                                          ========      ========      ========


                                                               FISCAL YEAR ENDED APRIL 30,
                                                          ------------------------------------
                                                            1995          1996          1997
                                                          --------      --------      --------
                                                        (In thousands, except per share amounts)
FULLY DILUTED EARNINGS PER SHARE
Net income                                                $    154      $  1,628      $  4,620
                                                          ========      ========      ========

Weighted average shares outstanding:
    Class A common shares outstanding at year end            4,138        11,018        18,170
    Class B common shares outstanding at year end            2,000         2,000         2,000
    Less: Class B common shares placed in escrow in
      connectionion with the initial public offering        (1,300)       (1,300)       (1,300)
    Effect of using weighted average common shares
      outstanding                                           (2,612)       (2,046)       (2,985)
    Effect of shares issuable under stock options and
      warrants based on the treasury stock method             --           1,557           386
                                                          --------      --------      --------
      Shares used in computing earnings per share            2,226        11,229        16,271
                                                          ========      ========      ========

Net income per common and common equivalent
  share, fully diluted                                    $    .07      $    .14      $    .28
                                                          ========      ========      ========


         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on April 30, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the fiscal years ended April 30, 1996 and 1997 of $.02 and $.01 per share, respectively. The impact of SFAS 128 on the calculation of fully diluted earnings per share is not expected to be material.

RECLASSIFICATION

         Certain prior year items have been reclassified to conform with the 1997 presentation.

2.       CHANGE IN AMORTIZATION METHOD FOR VIDEOCASSETTE RENTAL INVENTORY

         Effective February 1, 1996, videocassettes that are considered base stock (including copies one through three of new releases) are amortized over 36 months on a straight-line basis to a salvage value of $6.00 per videocassette. New release videocassettes are amortized as follows: the fourth through ninth copies of each title per store are amortized on a straight-line basis during their first six months to a net book value of $6.00 and then on a straight-line basis over 30 months with no salvage value; and the tenth and any succeeding copies of each title per store are amortized on a straight-line basis during their first six months to a net book value of $6.00 and then on a straight-line basis over three months with no salvage value. The changes, which represent in part a change in accounting principle and a change in accounting estimate, have been reflected in the accompanying financial statements in total as a change in an estimate in fiscal 1996.

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

         The effect of the change for recognizing salvage value of base stock and the retroactive application of the new method of amortizing videocassette copies in excess of the base stock to May 1, 1995, had the impact, in total, of increasing amortization expense by $2,773,000 and decreasing income from continuing operations, and net income by $1,604,000, or $0.15 per share, for fiscal 1996, after the effect of income taxes of $1,169,000.

3.       VIDEOCASSETTE RENTAL INVENTORY - NET

                                                 FISCAL YEAR ENDED
                                                      APRIL 30,
                                           ------------------------------
                                               1996               1997
                                           -----------        -----------
                                                   (In thousands)

Videocassette rental inventory             $    41,759        $    81,618
Accumulated amortization                       (16,058)           (36,139)
                                           -----------        -----------
                                           $    25,701        $    45,479
                                           ===========        ===========


         Amortization expense for videocassette rental inventory, which is included in store operating expenses, was $1,643,000, $12,532,000 and $20,317,000 for the years ended April 30, 1995, 1996 and 1997, respectively.

4.       PROPERTY AND EQUIPMENT - NET

                                                 FISCAL YEAR ENDED
                                                     APRIL 30,
                                           ------------------------------
                                              1996               1997
                                           -----------        -----------
                                                   (In thousands)

Land                                       $       473        $       473
Buildings                                        1,300              1,403
Furniture and equipment                         12,218             22,385
Leasehold improvements                           7,332             14,369
Accumulated depreciation                        (2,335)            (5,561)
                                           -----------        -----------
                                           $    18,988        $    33,069
                                           ===========        ===========


         Depreciation expense was $299,000, $1,607,000 and $3,307,000 for the years ended April 30, 1995, 1996 and 1997, respectively.


5.       NOTES PAYABLE

         The notes payable balance consists of the following:

                                                                FISCAL YEAR ENDED APRIL 30,
                                                                ---------------------------
                                                                   1996             1997
                                                                ---------         ---------
                                                                       (In thousands)
Revolving credit facility with a bank;
  quarterly payments of interest at the Federal Funds
  rate plus 1/2% or the Eurodollar rate plus 1.75% (8.5%
  and 7.56% at April 30, 1997, respectively) maturing in
  February 1998 and secured by all assets of the Company.          $4,100           $20,000

Note payable, in monthly installments of $6,161 until
  December 2004, with a balloon payment of approximately
  294,000, interest at the United States government
  treasury securities rate plus 4.5% (9.97% at April 30,
  1997). The note is secured by a mortgage and specific
  assets of the Company.                                              548               529

Note payable in monthly installments of $14,329 which
  includes interest at 7.5% until December 1996.                      111                 -

Other notes payable with monthly installments ranging
  from $325 to $2,105 with interest rates of 9.25% to 11%
  maturing on various dates from December 1997 to May 1999.           100                35
                                                                ---------         ---------
                                                                $   4,859         $  20,564
                                                                =========         =========


         In February 1997, a syndicate led by Bank of America Illinois extended a $60 million revolving credit facility (the "Line of Credit") to the Company, with amounts borrowed thereunder bearing interest at variable rates based on the Federal Funds rate or the Eurodollar rate. This facility replaced the $10 million credit line previously extended solely by Bank of America Illinois. The Line of Credit is convertible into a two-year term loan if it is not renewed. As of April 30, 1997, approximately $20,000,000 was outstanding under the Line of Credit, bearing interest at 7.3% to 8.5%. During the term of the Line of Credit and thereafter to the extent any amounts are outstanding under the Line of Credit, the Company is subject to various restrictive covenants, including limitations on further indebtedness, other than trade credit and capital or operating leases, and requirements that the Company obtain written consent for certain acquisitions of new businesses or their assets (excluding new superstore openings) or entering into business combinations, including mergers, syndicates or joint ventures. The Line of Credit also restricts the amount and terms of dividends, debt that may be issued to sellers of acquired businesses and requires that the Company maintain certain cash flow ratios as well as certain ratios of total liabilities to tangible net worth.

         The weighted-average interest rate on borrowings outstanding was 10.0%, 8.25% and 7.61% at April 30, 1995, 1996 and 1997, respectively.


         The aggregate maturities of the notes payable at April 30, 1997 are as follows:

                             (In thousands)
1998                           $   20,046
1999                                   34
2000                                   26
2001                                   29
2002                                   32
Thereafter                            397
                               ----------
                               $   20,564
                               ==========

6.       RELATED PARTY TRANSACTIONS

         Family members of stockholders own a majority interest at April 30, 1995, 1996 and 1997 in one, one and two franchise stores, respectively. The amount of service fees earned from these franchisees was approximately $18,000, $20,000 and $25,000 for the years ended April 30, 1995, 1996 and 1997, respectively. The amount due from the franchisees at April 30, 1995, 1996 and 1997 approximated $2,000, $2,500 and $2,850, respectively.

         During fiscal 1995, the Company entered into an Agreement and Plan of Merger with Koonrod, Inc. ("KRI") and the stockholders of KRI. Under the Agreement, the Company acquired all of the outstanding stock of KRI in exchange for $75,000 cash and 105,000 shares of the Company's Class A Common Stock which were valued at approximately $496,000, and KRI was merged into the Company. The two stockholders of KRI who owned all of the outstanding stock of KRI are the father and brother-in-law of the Company's Chief Executive Officer ("CEO").

         In 1995, the Company entered into a Purchase Agreement with Bedard Entertainment, Inc. ("BEI"), and the stockholders of BEI. Under the Purchase Agreement, the Company acquired substantially all of the assets of BEI in exchange for 15,000 shares of Class A Common Stock and the assumption of indebtedness of BEI in the amount of approximately $275,000. The two stockholders of BEI who owned all of the outstanding stock of BEI are the brother and sister-in-law of the Company's President.

         During the years ended April 30, 1995, 1996 and 1997, the Company incurred approximately $48,000, $245,000, and $271,000, respectively, in expenses from Johnson, West & Co., PLC ("Johnson, West & Co.") for accounting and tax services. A director of the Company is a member of Johnson, West & Co.

         The Company has Recourse Notes from the Company's Chief Executive Officer and from the President for approximately $1,928,000 and $1,071,000, respectively, including accrued interest through April 30, 1997. The Recourse Notes were issued by the executives upon their exercise in August 1995 of 420,000 options granted to them under the Stock Option Plans in May 1995 at an exercise price of $4.3125, the fair market value of the stock on the date options were granted. The Recourse Notes represent the total exercise price of such options plus amounts advanced by the Company to such executives to satisfy then anticipated tax liabilities. The Recourse Notes are evidenced by promissory notes bearing interest at a rate of 8% per annum, with payment of principal and interest due on October 4, 1999. In the event that the obligors sell shares of the Company's stock, the net proceeds thereof will be applied to payment, in part or in full, of the Recourse Notes.

         In addition, as of April 30, 1997, the Company has a note receivable from the President of the Company for approximately $31,000 which accrues interest at 8% per annum and is due November 1997. The note represents advances from the Company to the President from January 1994 to April 1994, together with accrued interest.

7.       LEASE AGREEMENTS

         The Company leases office and retail space under operating leases with terms of 6 to 144 months. These leases generally have a term of three to ten years and provide options to renew for periods ranging from three to five additional years. Under the leasing agreements, the Company is generally responsible for the real estate taxes, insurance, and other expenses related to the property. The leases expire at varying dates through 2012. The Company also leases vehicles and computer equipment.

         At April 30, 1997, minimum annual rental commitments under non-cancelable operating leases are as follows:


                                     (In thousands)
1998                                  $   20,353
1999                                      18,972
2000                                      15,922
2001                                      13,063
2002                                      10,835
Thereafter                                45,324
                                      ----------
Total minimum lease payments          $  124,469
                                      ==========


         Rent expense, principally retail and office space, under operating leases amounted to $1,292,000, $7,675,000 and $13,513,000 for the years ended April 30, 1995, 1996 and 1997, respectively,

8.       INCOME TAXES

         Income from continuing operations before income taxes in fiscal 1996 and 1997 of $2,821,000 and $7,962,000, respectively, is comprised of $2,412,000 in the United States and $409,000 in Canada for fiscal 1996 and $5,525,000 in the United States and $2,437,000 in Canada for fiscal 1997. There were no operations outside of the United States in fiscal 1995.

         Income tax expense is as follows:

                                                                        FISCAL YEAR ENDED APRIL 30,
                                                                ------------------------------------------
                                                                   1995            1996           1997
                                                                -----------      ---------      ----------
                                                                              (In thousands)
Current:
    Federal                                                     $      (28)      $    833       $   1,384
    State                                                                -            164             422
    International                                                        -            165              50
                                                                -----------      ---------      ----------
                                                                       (28)         1,162           1,856
Deferred:
    Federal                                                            164             39             413
    State                                                               41            (53)            (15)
    International                                                        -             45           1,088
                                                                -----------      ---------      ----------
                                                                       205             31           1,486
                                                                -----------      ---------      ----------
Total income tax expense                                               177          1,193           3,342
Income tax benefit related to discontinued operations                   37              -               -
                                                                -----------      ---------      ----------
Income tax expense related to continuing operations             $      214       $  1,193       $   3,342
                                                                ===========      =========      ==========



         Components of the net deferred tax liability, resulting from differences in book and income tax accounting methods, are as follows:

                                                            FISCAL YEAR ENDED APRIL 30,
                                                            ---------------------------
                                                                1996            1997
                                                            -----------      ----------
                                                                  (In thousands)
Deferred income tax liabilities:
    Tax over book depreciation and amortization              $     780       $   2,794
    Tax over book merger basis adjustment                          337             286
                                                             ---------       ---------
                                                                 1,117           3,080
Deferred income tax assets:
    Book over tax rent expense                                    (276)           (753)
                                                             ---------       ---------
Net deferred income tax liabilities                          $     841       $   2,327
                                                             =========       =========

         The reconciliation of the federal statutory rate (34%) to the Company's effective income tax rate is as follows:

                                                            FISCAL YEAR ENDED APRIL 30,
                                                    ------------------------------------------
                                                        1995           1996             1997
                                                    ----------      ----------       ---------
Federal tax at statutory rate                             34.0%           34.0%           34.0%
State tax, net of federal benefit                         10.8             2.6             3.2
International                                                -             2.0             3.5
Goodwill                                                   7.0             2.0             1.0
Other                                                      1.7             1.7             0.3
                                                    ==========      ==========       =========
                                                          53.5%           42.3%           42.0%
                                                    ==========      ==========       =========

9.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                            FISCAL YEAR ENDED APRIL 30,
                                                    ------------------------------------------
                                                      1995            1996             1997
                                                    ----------      ----------       ---------
                                                                 (In thousands)

Interest paid                                       $     213       $     226        $    390
Income taxes paid                                   $      41       $      29        $  1,394


10.      STOCKHOLDERS' EQUITY

         In July and August 1994, the Company completed its initial public offering ("IPO") of 1,351,250 Units, each Unit consisting of one share of Class A Common Stock, one Class A Warrant and one Class B Warrant, including 176,350 Units subject to the underwriter's over-allotment. Proceeds to the Company, net of registration expenses, were approximately $5,300,000.

         In February 1995, the Company increased the number of authorized shares of Class A Common Stock from 18,000,000 shares to 50,000,000 shares.


         In April and May 1995, the Company completed a subsequent public offering of 2,305,500 Units and 345,970 Units for the underwriter's overallotment, each consisting of one share of Class A Common Stock, one Class A Warrant and one Class B Warrant. Proceeds to the Company, net of registration expenses, were approximately $7,200,000.

         In October 1996, the Company completed its public offering of 7,015,000 shares of Class A Common Stock. The net proceeds from the offering were approximately $25,032,000.

CLASS A COMMON STOCK - CLASS B COMMON STOCK

         The rights of the holders of the Class A Common Stock and the Class B Common Stock are essentially identical and, except as expressly required by law, are treated as a single class of stock in all respects, except that the holders of the Class A Common Stock are entitled to one vote per share, and the holders of the Class B Common Stock are entitled to five votes per share, and each share of Class B Common Stock is convertible into one share of Class A Common Stock at any time and automatically converts into one share of Class A Common Stock in the event of any sale or transfer, and upon the death of the original holder.

         In connection with the Company's IPO, all of the holders of the Company's Class B Common Stock have placed, on a pro rata basis, an aggregate of 1,300,000 shares (the "Escrow Shares") into escrow. The Escrow Shares will be released to the stockholders on a pro rata basis, in the event specified levels of pretax income of the Company are achieved through April 30, 1998, or the market price of the Company's Class A Common Stock attains specified targets during a 36 month period commencing from the effective date of the registration statement relating to the Company's IPO. Any shares remaining in escrow on July 31, 1998 will be forfeited, which shares will then be contributed to the Company's capital.

         In the event that the foregoing earnings or market price levels are attained and the Escrow Shares released, the Securities and Exchange Commission has adopted the position that the release of Escrow Shares to officers, directors, employees and consultants of the Company will be compensatory and, accordingly, a non-cash compensation expense would be recorded with an increase to paid-in capital for financial reporting purposes. As such, stockholder's equity in total would not change. The expense would equal the fair market value of the Escrow Shares on the date of release and could result in a material charge to earnings.

WARRANTS - CLASS A AND B

         Each of the units sold in connection with the Company's public offerings consisted of one share of Class A Common Stock of the Company, one Class A Warrant and one Class B Warrant. The components of the units were separately transferable immediately. When issued, each Class A Warrant, upon its exercise, entitled the holder to purchase one share of the Company's Class A Common Stock and one Class B Warrant. The Class A Warrant exercise price was $6.50 per share subject to certain adjustments. In August 1995, the Company called for redemption all of its outstanding Class A Warrants. The redemption date set forth in the Notice of Redemption was September 7, 1995. Approximately 4,502,000 Class A Warrants were exercised resulting in net proceeds to the Company of approximately $28,414,000. At April 30, 1997, the Company has Class B Warrants outstanding enabling the holders the ability to purchase approximately 8,005,000 shares of Class A Common Stock at $8.75 per share. Such warrants expire in July 1999. In addition, there are 500,000 Class B Warrants outstanding that were issued by the Company in a 1994 bridge financing. These warrants provide the holders the ability to purchase the underlying Class A Common Stock of the Company at $8.75 per share and expire July 1999.

BLAIR OPTIONS

         At April 30, 1997 the Company has 117,500 shares of Class A Common Stock reserved for issuance upon exercise of the Unit Purchase Option (the "Initial Option") at an aggregate exercise price of $734,375, issued to D.H. Blair Investment Banking Corp. ("Blair") in connection with its services as underwriter of the Company's initial public offering; 230,550 shares of Class A Common Stock reserved for issuance upon exercise of the Unit Purchase Option (the "Subsequent Option") at an aggregate exercise price of $1,033,500, issued to Blair or its'


affiliates in connection with its services as underwriter of the Company's subsequent public offering (collectively, the Initial Option and the Subsequent Option are referred to as the "Blair Options"); 348,050 shares of Class A Common Stock reserved for issuance upon exercise of the redeemable Class A Warrants (the "Class A Warrants") underlying the Blair Options, at an exercise price of $6.50 per share; 696,100 shares of Class A Common Stock issuable upon exercise of the Class B Warrants underlying the Blair Options, at an exercise price of $8.75 per share.

11.      STOCK OPTION PLANS

         In April 1994, the Company established an incentive stock option plan (the "1994 Stock Plan") whereby 150,000 shares of Class A Common Stock have been reserved. The options can be either incentive stock options or non-qualified options, as defined by Section 422 of the Internal Revenue Code ("Section 422") to be granted to eligible individuals. The exercise price for the incentive stock options granted under the 1994 Stock Plan may not be less than the fair market value of the Class A Common Stock on the date the option is granted.

         In May 1995, the Company established an additional stock option plan (the "1995 Plan") whereby 850,000 shares were reserved for grant to eligible individuals to purchase Class A Common Stock of the Company. Options under the 1995 Plan may be incentive stock options or non-qualified options. The exercise price for the incentive stock options granted under the 1995 Plan may not be less than fair market value of the Class A Common Stock on the date the option is granted. In August 1995, 420,000 options were exercised by the CEO and President of the Company.

         The remaining options granted to employees under the stock plans vest over a three year period from the date of issue, or vest according to income and share price targets set forth in the escrow share agreement of the Class B Common shares.

         In September 1994, the Board of Directors approved the Formula Stock Option Plan (the "Formula Plan") whereby 50,000 shares of Class A Common Stock have been reserved. The Formula Plan provides for the granting of options to non-management directors of the Company. As of April 30, 1997 options to purchase 12,000 shares of Class A Common Stock were granted. The exercise price for the incentive stock options granted under the plan may not be less than the fair market value of the Class A Common Stock on the date the option is granted. To date, none of these options have been exercised.

         In June 1996, the Board of Directors approved an additional stock option plan (the "1996 Plan"). The 1996 Plan provides for the granting of up to 820,000 options to eligible individuals to purchase shares of Class A Common Stock of the Company. Options under the 1996 Plan may be incentive stock options or non-qualified stock options.

         In fiscal 1997, the Company adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123 for Stock-based Compensation (SFAS 123). SFAS 123 allows companies to continue to account for those plans using the accounting prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees". The Company has elected to continue to account for stock-based compensation using APB 25, making pro forma disclosure of net earnings and earnings per share as if the fair value based method had been applied.


         Accordingly, no compensation expense has been recorded for the stock option plans. Had compensation expense for the stock option plans been determined based on the fair value at the date of grant for awards in fiscal 1996 and 1997, consistent with SFAS No. 123, the Company's net earnings and earnings per share for the fiscal years shown below would have been reported as follows:

                                                 1996            1997
                                               --------        --------
                                         (In thousands, except per share amount)

Net earnings - as reported                     $  1,628        $  4,620
Net earnings - pro forma                       $  1,427        $  4,217
Earnings per share - as reported               $    .14        $    .28
Earnings per share - pro forma                 $    .13        $    .26


The fair market value of each option grant is estimated on the date of the grant using the Black-Sholes option-pricing model with the following weighted average assumptions:

                                                 1996            1997
                                               --------        --------

Expected dividend yields                            0%              0%
Expected stock price volatility                  42.5%           42.5%
Risk free interest rate                           5.1%            5.1%
Expected life of options                        5 yrs.          5 yrs.


The pro forma effect of net income and earnings per share is not representative of the pro forma earnings in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

The weighted average fair value for options granted during fiscal 1996 and 1997 is $2.26 and $1.89 per share, respectively.


         Option activity is summarized as follows:

                                                      WEIGHTED
                                                  AVERAGE EXERCISE
                                   SHARES         PRICE PER SHARE
                                 -----------      ----------------
Outstanding at April 30, 1994         -                $   -
    Granted                         169,200             5.34
    Exercised                         -                    -
    Canceled                        (30,900)            5.50
                                 ----------
Outstanding at April 30, 1995       138,300             5.30
    Granted                         830,000             4.71
    Exercised                      (427,850)            4.31
    Canceled                         (6,000)            7.63
                                 ----------
Outstanding at April 30, 1996       534,450             5.15
    Granted                         861,200             4.14
    Exercised                        (1,000)            4.31
    Canceled                        (13,700)            5.45
                                 ----------
Outstanding at April 30, 1997     1,380,950            $4.53
                                 ==========
Exercisable at April 30, 1995        47,355            $5.27
Exercisable at April 30, 1996       192,005            $5.26
Exercisable at April 30, 1997       293,480            $5.40


The following table summarizes information concerning currently outstanding and exerciseable options:

                                         WEIGHTED
                                          AVERAGE        WEIGHTED                         WEIGHTED
                                         REMAINING       AVERAGE                          AVERAGE
   RANGE OF                OPTIONS      CONTRACTED       EXERCISE         NUMBER          EXERCISE
EXERCISE PRICES          OUTSTANDING       LIFE           PRICE         EXERCISABLE        PRICE
-----------------       -------------  ------------  ---------------  ---------------  -------------
   $0 to $5.00            1,100,150        9.13         $   4.08          163,000        $   4.32
 $5.01 to $7.50             245,800        7.58             5.86           98,980            5.89
 $7.51 to $10.50             35,000        4.73             9.34           31,500            9.40
-----------------       -------------  ------------  ---------------  ---------------  -------------
  $0 to $10.50            1,380,950        8.74         $   4.53          293,480        $   5.40


12.      ACQUISITIONS

         During fiscal years 1995, 1996 and 1997, the Company acquired, in 29 transactions, ten video retail stores previously operated by Video Update franchisees, and 214 video retail stores operated by unaffiliated third party operators (the "Acquisitions"). The purchase method of accounting has been used to account for each of the Acquisitions and the Acquisitions are included in the Company's consolidated financial statements from the dates of acquisition.

         During fiscal year 1995, the Company acquired, in seven transactions, nine video retail stores previously operated by Video Update franchisees and five retail stores operated by unaffiliated third party operators. The aggregate purchase price of these acquisitions totaling approximately $3,510,000, included $862,000 in cash, and 481,616 shares of Class A Common Stock valued at $2,648,000. The excess of the cost over the estimated fair value of the assets acquired of $2,775,000 (goodwill and deferred charges) is being amortized over 20 years on a straight-line basis.

         During fiscal 1996, the Company acquired, in 12 transactions, 136 retail stores. The aggregate purchase price of these acquisitions totaling approximately $40,114,000 included $17,391,000 in cash, $3,319,000 in promissory notes, $4,641,000 in assumed indebtedness and transaction costs, and 1,603,444 shares of Class A Common Stock valued at $14,763,000 and an option to purchase 20,000 shares of Class A Common Stock at a price equal to the fair market value at the date of issuance. The excess of the cost over the estimated fair value of the assets acquired of $24,352,000 (goodwill and deferred charges) is being amortized over 20 years on a straight-line basis.

         During fiscal 1997, the Company acquired, in 10 transactions, 74 retail stores. The aggregate purchase price of these acquisitions totaling approximately $22,513,000 included approximately $20,977,000 in cash, approximately $927,000 in transaction costs, and 136,500 shares of Class A Common Stock valued at approximately $609,000. The excess of the cost over the estimated fair value of the assets acquired of approximately $13,367,000 (goodwill) is being amortized over 20 years on a straight-line basis.

         In connection with three acquisitions in which the Company has issued an aggregate of 594,506 shares of Class A Common Stock in fiscal 1996 and 1997, the Company may be obligated to make deficiency payments to such sellers equal to the difference between the guaranteed price of $7.00 to $15.00 for each share issued, and the actual market price obtained for such shares as of specified dates between July 1996 and October 1998. The remaining deficiency payments are estimated to be approximately $2,462,000 based on the closing stock price of $4.125 at April 30, 1997. The Company has the option of satisfying approximately $1,220,000 of this liability (with respect to 239,163 shares) at April 30, 1997 through the issuance of additional shares of Class A Common Stock. The Company is currently disputing whether any deficiency payment is due with respect to those 239,163 shares which were issued to a seller in one of the acquisitions; the seller is claiming a deficiency payment based on proceeds from the sale of Class A Common Stock during the six month period of March 1996 to September 1996.

         During October 1996, a cash deficiency payment was made with regard to one acquisition in the amount of $87,135. During November 1996, a cash deficiency payment was made with regard to one acquisition in the amount of $88,547. Also, during November 1996, the Company satisfied a deficiency payment of $77,951 with regard to one acquisition with 15,106 shares of Class A Common Stock.

         The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisitions had been completed at the beginning of the year in which the acquisition occurred and the immediately preceding year. In the opinion of the Company's management, all adjustments necessary to present fairly such pro forma summary have been made based on the terms and structure of the transactions.

                                               FISCAL YEAR ENDED APRIL 30,
                                        ---------------------------------------
                                           1995          1996           1997
                                        ---------     ---------      ----------
                                         (In thousands, except per share data)

Revenues                                $  50,177     $  78,927      $  107,687
Income from continuing operations       $   4,196     $   4,287      $    5,731
Primary income per share                $     .46     $     .31      $      .32
Fully diluted income per share          $     .46     $     .30      $      .32

         This unaudited pro forma financial summary does not necessarily indicate the actual results had the Acquisitions occurred at the beginning of the respective periods, nor do they purport to indicate the results of future operations of the Company.


13.      GEOGRAPHIC BUSINESS OPERATIONS

         The Company owns and operates retail video stores in the United States and in Canada. A summary of the Company's operations by geographic area is presented for fiscal 1996 and 1997. All intercompany revenues and expenses have been eliminated. There were no operations outside the United States in fiscal 1995.


                                                   OPERATING          TOTAL
                                  REVENUES           INCOME           ASSETS
                                 ----------       ------------       ---------
                                                 (In thousands)
Fiscal 1996
   United States                 $   40,372       $      2,107       $  70,582
   Canada                            10,132                398           8,936
                                 ----------       ------------       ---------
                                 $   50,504       $      2,505       $  79,518
                                 ==========       ============       =========
Fiscal 1997
   United States                 $   71,650       $      5,607       $ 120,923
   Canada                            20,149              2,438          12,684
                                 ----------       ------------       ---------
                                 $   91,799       $      8,045       $ 133,607
                                 ==========       ============       =========


14.      DISCONTINUED OPERATIONS

         Effective October 31, 1994, the Company adopted a plan to dispose of Gamesters, a video game specialty store. Accordingly, Gamesters was reported as a discontinued operation at October 31, 1994, and the financial statements have been reclassified to report separately the operating results of the business.

         The provision for losses on the disposal of Gamesters was $35,000 net of taxes of $25,000, consisting of an estimated loss on disposal of the business of $12,000 and a provision of $48,000 for anticipated losses until disposal. In addition, the summary operating results of the discontinued operation for the year ended April 30, 1995 were as follows:


Product sales                        $  31,000
Cost and expenses                       67,000
                                     ---------
Loss before income taxes               (36,000)
Income tax benefit                      12,000
                                     ---------
Net loss                             $ (24,000)
                                     =========


15.      LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings arising during the normal course of conducting business. Management believes that the resolution of these proceedings will not have any material adverse impact on the Company's financial statements.


                                  EXHIBIT INDEX

                                                                 Sequentially
          Exhibit                                                Numbered Page
            No.                        Title                        Number
            ---                        -----                        ------

            23             Consent of Ernst & Young LLP
            27             Financial Data Schedule