Form 10-K/A
period 1997-04-30
VIDEO UPDATE INC
filed 1997-08-27
CIK 920042

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

  ----------------------------------------------------------------------------

                                   FORM 10-K/A

  ----------------------------------------------------------------------------

                                  AMENDMENT TO
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED APRIL 30, 1997
                         COMMISSION FILE NUMBER 0-19253

  ----------------------------------------------------------------------------

                               VIDEO UPDATE, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               41-1461110
          --------                                               ----------
(State or other jurisdiction                                  (I.R.S. employer
     of incorporation or                                     identification No.)
        organization)

     3100 WORLD TRADE CENTER                                       55101
      30 EAST SEVENTH STREET                                       -----
       ST. PAUL, MINNESOTA                                       (Zip Code)
     -------------------------
       (Address of principal
         executive offices)

                                 (612) 222-0006
                                 --------------
              (Registrant's telephone number, including area code)


                                 AMENDMENT NO. 1
                                 ---------------

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended April 30, 1997 on Form 10-K as set forth in the pages attached hereto:

                   (List all such items, financial statements,
                      exhibits or other portions amended.)


     1.  Part III:      Item  10 -  Directors  and  Executive  Officers  of  the
                        Registrant.

     2.  Part III:      Item 11 - Executive Compensation.

     3.  Part III:      Item  12 -  Security  Ownership  of  Certain  Beneficial
                        Owners and Management.

     4.  Part III:      Item   13   -   Certain    Relationships   and   Related
                        Transactions.






                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     VIDEO UPDATE, INC.

                                                     By: /s/ Daniel A. Potter
                                                         -----------------------
                                                         Daniel A. Potter
                                                         Chief Executive Officer

Date:  August 27, 1997

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         BACKGROUND

                  The Directors and executive officers of the Company, their positions held in the Company, and their ages are as follows:

NAME                        AGE                 POSITION
----                        ---                 --------

Daniel A. Potter            39         Chairman and Chief Executive Officer

John M. Bedard              39         President and Director

Daniel C. Howard            36         Chief Operations Officer and Director

Christopher J. Gondeck      42         Chief Financial Officer

Richard Bedard              43         Executive Vice President

Bruce D. Carlson            36         Vice President of Real Estate

Michael G. Schifsky         41         Vice President of Store Development

Robert E. Yager             33         Vice President of Store Operations
                                       and Director

Jana Webster Vaughn         34         Director

Paul M. Kelnberger          53         Director

Bernard Patriacca           53         Director

         Each director is elected for a period of one year at the Company's annual meeting of stockholders and serves until his successor is duly elected by the stockholders.

         The following is a brief summary of the background of each Director and executive officer of the Company:

         DANIEL A. POTTER, CHAIRMAN AND CHIEF EXECUTIVE OFFICER. Mr. Potter co-founded the Company in 1983 and has served as the Company's Chairman and Chief Executive Officer since its inception. Mr. Potter devised, initiated, and structured the franchising strategy implemented by the Company and is primarily responsible for the Company's financial and strategic planning. Mr. Potter is the brother-in-law of Robert E. Yager, a Vice-President of Store Operations and Director of the Company. Mr. Potter holds a B.A. degree from the University of Minnesota and a J.D. degree from William Mitchell College of Law.

         JOHN M. BEDARD, PRESIDENT AND DIRECTOR. Mr. Bedard co-founded the Company in 1983 with Mr. Potter and has served as the Company's President and as a Director since its inception. Mr. Bedard, together with Mr. Potter, devised and implemented the Company's real estate development program and operations. Mr. Bedard is the brother of Richard Bedard, an Executive Vice President of the Company.

         DANIEL C. HOWARD, CHIEF OPERATIONS OFFICER AND DIRECTOR. Mr. Howard has served as the Company's Chief Operations Officer since 1990, has coordinated the Company's operations since 1983, and has served as a Director since August 1994. He holds a B.S. degree from the University of Minnesota School of Management. Mr. Howard is a member of the audit and executive compensation committees.

         CHRISTOPHER J. GONDECK, CHIEF FINANCIAL OFFICER. Mr. Gondeck has served as the Company's Chief Financial Officer since January 1995. From May 1994 to September 1994, Mr. Gondeck was a financial consultant to Corning-Donahue, Inc. and Fire Brick Supply, privately held brick and tile businesses. From 1992 to March 1994, Mr. Gondeck served as Senior Vice President and Chief Financial Officer for Premier Salons International, Inc. ("Premier"), a privately held company based in Toronto, Ontario. Prior to December 1993, Premier was known as MEI Salon Corp. ("MEI Salon"), a wholly owned subsidiary of MEI Diversified, Inc. ("MEI Diversified"), which operated over 1,000 hair care salon locations throughout the United States and Canada. While Mr. Gondeck was Chief Financial Officer of MEI Salon, in February 1993, MEI Salon and MEI Diversified filed for bankruptcy protection under federal law. Prior to 1992, Mr. Gondeck served in various financial and management capacities for MEI Diversified. Mr. Gondeck also has served as a staff accountant with Ernst & Young LLP. Mr. Gondeck holds a B.S. degree from St. Cloud State University in St. Cloud, Minnesota and is a certified public accountant.

         RICHARD BEDARD, EXECUTIVE VICE PRESIDENT. Mr. Bedard has served as an Executive Vice President of the Company since September 1995. From 1986 to 1995, he served as the Company's Vice President of Franchise Development. Mr. Bedard is the brother of John M. Bedard, the Company's President and a Director.

         BRUCE D. CARLSON, VICE PRESIDENT OF REAL ESTATE. Mr. Carlson has served as the Company's Vice President of Real Estate Operations since 1990. From 1984 to 1990, Mr. Carlson held the positions of Director of Advertising and Regional Corporate Store Manager.

         MICHAEL G. SCHIFSKY, VICE PRESIDENT OF STORE DEVELOPMENT. Mr. Schifsky has served as Vice President of Store Development since rejoining the Company in 1990. Mr. Schifsky has also served as a District Manager of the Company from 1984 to 1988. From 1988 to 1990, he was the principal stockholder of Bankshot Investments, Inc., a privately held company engaged in the development of billiard facilities.

         ROBERT E. YAGER, VICE PRESIDENT OF STORE OPERATIONS AND DIRECTOR. Mr. Yager has served as a Vice President of Store Operations since November 1995 and as a Director since August 1994. From September 1994 to November 1995, Mr. Yager served as a Regional Manager of the Company. Prior to that time, since 1989, Mr. Yager owned and operated two franchised Company superstores in the Twin Cities area, until such store operations were purchased by the Company in September 1994. From 1984 to 1989, Mr. Yager was a computer programmer for a division of NCR Corporation. Mr. Yager holds an Associate's degree from Northwestern Electronic Institute in Minneapolis, Minnesota. Mr. Yager is the brother-in-law of Daniel A. Potter, the Company's Chairman and Chief Executive Officer.

         PAUL M. KELNBERGER, DIRECTOR. Mr. Kelnberger has served as a Director since August 1994. Mr. Kelnberger has been a member of Johnson, West & Co., PLC ("Johnson, West & Co."), a certified public accounting firm with its principal offices in St. Paul, Minnesota, since 1975. In addition, since November 1995 Mr. Kelnberger has served as a Director of Leuthold Funds, a publicly held mutual fund. Johnson, West & Co. performed auditing services for the Company prior to the fiscal year ended April 30, 1993. Since that time, Johnson West & Co. has provided and continues to provide to the Company accounting services in connection with the Company's acquisitions and for tax return preparation services. Mr. Kelnberger has significant franchise and retail company accounting experience. Mr. Kelnberger is a certified public accountant and holds a Certificate of Accounting from the Academy of Accountancy in Minneapolis, Minnesota. He chairs the Board's audit committee and is a member of the executive compensation committee.

         JANA WEBSTER VAUGHN, DIRECTOR. Ms. Vaughn has served as a Director since August 1994. Ms. Vaughn has been the Director of Marketing and Development of Adoptive Families of America, a non-profit, national education, legislation and advocacy organization, since June 1995. From May 1992 to July 1995, Ms. Vaughn was the Executive Director of the Greater Anoka County, Minnesota Humane Society. From 1989 to 1992, she served as Special Projects Manager for KARE 11 Television, a network television station in Minneapolis, Minnesota. Ms. Vaughn holds a B.A. degree from the University of Minnesota. Ms. Vaughn is a member of the audit and executive compensation committees.

         BERNARD PATRIACCA, DIRECTOR. Mr. Patriacca has served as a Director since April 1997. Since 1994, he has served as Vice President of Errands Etc., Inc., a privately held homeowner's personal service company. From 1973 to 1991, Mr. Patriacca served in various capacities at Dunkin' Donuts Incorporated, including Chief Financial Officer and Director. From 1991 to 1994, Mr. Patriacca held senior financial management positions at several privately held consumer services companies. He also serves as a director of Smith-Midland Corporation, a publicly held developer and manufacturer of precast concrete products. Mr. Patriacca is a certified public accountant and holds Bachelor's and Masters degrees in finance and accounting from Northeastern University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) ("Section 16(a)") of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires executive officers and Directors, and persons who beneficially own more than ten percent (10%) of the Company's Class A Common Stock, to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 with the Securities and Exchange Commission (the "SEC") and any national securities exchange on which the Company's securities are registered. Executive officers, Directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and Directors that no other reports were required, the Company believes that during fiscal 1997, its executive officers, Directors and greater than ten percent (10%) beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         Set forth below is a Summary Compensation Table concerning the compensation of the named executive officers for the last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                    LONG TERM
                                              ANNUAL COMPENSATION                 COMPENSATION
                                              -------------------                 ------------
                                                                                     AWARDS
                                                                                     ------
                                FISCAL                                             SECURITIES
                                YEAR                            OTHER ANNUAL       UNDERLYING          ALL OTHER
                                ENDED      SALARY (1)   BONUS COMPENSATION (2)   OPTIONS/SARS(3)    COMPENSATION(4)
NAME AND PRINCIPAL POSITION     APRIL 30       ($)       ($)         ($)               (#)                ($)
             (A)                   (B)         (C)       (D)         (E)               (G)                (I)
----------------------------   ---------   ---------  ------- ----------------   ----------------  ----------
Daniel A. Potter.............     1997      $300,000     $0      $      0            300,000           $26,307
Chairman and Chief                1996      $248,002     $0      $894,357            270,000           $21,122
    Executive Officer             1995      $216,671     $0      $      0                  0           $     0

John M. Bedard...............     1997      $200,000     $0      $      0            165,000           $17,952
President and Director            1996      $158,755     $0      $496,875            150,000           $18,081
                                  1995      $125,000     $0      $      0                  0           $19,200

Christopher J. Gondeck(5)....     1997      $125,000     $0      $      0             60,000           $14,033
Chief Financial Officer           1996      $114,548     $0      $      0             45,000           $ 2,854
                                  1995      $ 34,000     $0      $      0             30,000           $     0

-----------------
(1) Amounts shown indicate cash compensation earned and received by executive officers; no amounts were earned but deferred at the election of those officers. Executive officers participate in the Company's group health insurance plan.

(2) Amounts shown reflect the difference between the aggregate exercise price of the options exercised by Messrs. Potter and Bedard during the period, and the aggregate fair market value of the shares of Class A Common Stock issued to Messrs. Potter and Bedard upon such exercises, as of the date of issuance.

(3) Amounts shown reflect grants of options to purchase Class A Common Stock pursuant to the Company's Stock Option Plans. During fiscal years 1995 through 1997, the Company made no awards of restricted stock and did not have a long-term incentive plan.

(4)    Amounts shown reflect payment for automobile expenses and insurance.

(5)    Mr. Gondeck has been employed by the Company since January 2, 1995.

OPTION/SAR GRANTS TABLE

         Set forth below is an Option/SAR Grants Table concerning individual grants of stock options and SARs made during the last completed fiscal year to each of the named executive officers.

                      OPTION/SAR GRANTS IN FISCAL YEAR 1997

                                         INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------      POTENTIAL REALIZABLE
                               NUMBER OF                                                              VALUE AT
                              SECURITIES     PERCENT OF TOTAL                                      ASSUMED ANNUAL
                              UNDERLYING       OPTIONS/SARS                                        RATES OF STOCK
                             OPTIONS/SARS       GRANTED TO        EXERCISE OF                    PRICE APPRECIATION
                                GRANTED        EMPLOYEES IN       BASE PRICE    EXPIRATION       FOR OPTION TERM(1)
         NAME                     (#)         FISCAL YEAR(2)        ($/SH)       DATE (3)       5% ($)       10% ($)
          (A)                     (B)               (C)               (D)           (E)           (F)          (G)
        -------             -------------    ----------------    -----------    ----------    ---------    -------
Daniel A. Potter...........    300,000            36.1%              $4.00      10/22/2006     $754,674    $1,912,491
John M. Bedard.............    165,000            19.9%              $4.00      10/22/2006     $415,070    $1,051,870
Christopher J. Gondeck.....     60,000             7.2%              $4.00      10/22/2006     $150,935    $  382,498

------------

(1) The dollar gains under these columns result from calculations assuming hypothetical growth rates as set by the Commission and are not intended to forecast future price appreciation of the Class A Common Stock.

(2) In fiscal 1997, options to purchase a total of 831,000 shares of the Company's Class A Common Stock were granted to employees of the Company, including executive officers.

(3) These options are subject to earlier termination upon certain events related to termination of employment.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

       Set forth below is a table concerning each exercise of stock options (or tandem SAR's) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs.

      AGGREGATED OPTION/SAR EXERCISES FOR FISCAL YEAR ENDED APRIL 30, 1997
                          AND FY-END OPTION/SAR VALUES

                                                                            NUMBER OF
                                                                           SECURITIES                 VALUE OF
                                                                           UNDERLYING                UNEXERCISED
                                                                           UNEXERCISED              IN-THE-MONEY
                                                                          OPTIONS/SARS              OPTIONS/SARS
                                     SHARES             VALUE         AT FISCAL YEAR-END(#)     AT FISCAL YEAR-END($)
                                   ACQUIRED ON        REALIZED            EXERCISABLE/              EXERCISABLE/
         NAME                      EXERCISE(#)           ($)              UNEXERCISABLE           UNEXERCISABLE (1)
          (A)                          (B)               (C)                   (D)                       (E)
---------------------------      --------------      ---------          ---------------           -----------------
Daniel A. Potter...........             0                 0              100,000/200,000           $12,500/$25,000
John M. Bedard.............             0                 0              55,000/110,000            $6,875/$13,750
Christopher J. Gondeck.....             0                 0               72,000/59,500             $2,500/$5,000

--------------------------
(1) In-the-Money options are those options for which the fair market value of the underlying Common Stock is greater than the exercise price of the option. On April 30, 1997, the fair market value of the Company's Class A Common Stock underlying the options (as determined by the last sale price quoted on the NASDAQ National Market) was $4.125.

COMPENSATION OF DIRECTORS

         Members of the Board of Directors who are not employees of the Company receive $1,000 for each meeting of the Board of Directors and for each committee meeting of the Board of Directors attended by such Director, in addition to reimbursement of reasonable expenses incurred in attending such meetings, and receive $2,000 for each quarter of service as a Director. Additionally, non-employee Directors receive options under the Formula Plan, as follows: (i) all non-employee directors (currently Mr. Patriacca, Mr. Kelnberger and Ms. Vaughn) each receive options annually to purchase 1,500 shares of Class A Common Stock, which vest in two equal annual installments on the first two anniversaries of the date of grant and which are exercisable at a price equal to the fair market value of the Class A Common Stock on the date of grant, provided that each of them is a Director on the date of the grant and each of them has attended at least 75% of the meetings he or she was eligible to attend, and (ii) Mr. Patriacca received and any non-employee Directors appointed in the future will receive on the date of such appointment, options to purchase 3,000 shares of Class A Common Stock, which will vest in three equal annual installments on the first three anniversaries of the date of grant and which will be exercisable at a price equal to the fair market value of the Class A Common Stock on the date of grant.

EMPLOYMENT   CONTRACTS,   TERMINATION   OF   EMPLOYMENT,   OFFICER   LOANS   AND
CHANGE-IN-CONTROL ARRANGEMENTS

         In February 1996, the Company entered into employment agreements with Daniel A. Potter, its Chairman and Chief Executive Officer and John Bedard, its President, each of whom also is a Director and a principal stockholder of the Company. The agreements are for three year terms, expiring in February 1999. Mr. Potter and Mr. Bedard are to receive salaries of $300,000 and $200,000, respectively. Such compensation may be increased and bonuses may be awarded at the discretion of the Board of Directors of the Company. Each of Messrs. Potter and Bedard have agreed to devote their full time and best efforts to fulfill their duties and responsibilities to the Company. Each of them will be entitled to participate in employee benefit plans.

         The Company has a right to terminate each of the agreements for "cause" as defined in the agreements or as a result of the employee's disability. Except in the case of termination for cause, upon early termination of the agreements of the Company, each of Messrs. Potter and Bedard shall be entitled to receive their salary plus fringe benefits for 36 months from the date of termination. In the event of a change of control of the Company, Messrs. Potter and Bedard have the option to terminate their employment subject to the provisions of the employment agreements and to receive severance and fringe benefits for 36 months subject to the provisions of their agreements. A "change in control" includes an acquisition of 15% of the voting power of the securities of the Company by any person, certain changes in the composition of the Board of Directors, and an approval by the stockholders of the Company of a merger, consolidation, reorganization, liquidation, dissolution or sale of all or substantially all of the assets of the Company.

         Each of Messrs. Potter and Bedard has agreed not to disclose any confidential information of the Company during the term of his employment or to compete with the Company during the term of his employment or for a period of one year following termination of his employment except in accordance with the employment agreement.

         The Company has Recourse Notes from its Chief Executive Officer and from the President for approximately $1,928,000 and $1,071,000, respectively, including accrued interest through April 30, 1997. The Recourse Notes were issued by the executives upon their exercise in August 1995 of 420,000 options granted to them under the Stock Option Plans in May 1995 at an exercise price of $4.3125, the fair market value of the stock on the date the options were granted. The Recourse Notes represent the total exercise price of such options plus amounts advanced by the Company to such executives to satisfy then anticipated tax liabilities. The Recourse Notes, which provide for full recourse against the respective officer's personal assets and Company stockholdings, are due and payable in October 1999, and accrue interest at 8% per annum. In the event that the obligors sell shares of the Company's stock, the net proceeds thereof will be applied to payment, in part or in full, of the Recourse Notes.

         In addition, as of April 30, 1997, the Company has a note receivable from its President for $31,000 which accrues interest at 8% per annum and is due November 1997. The note represents advances from the Company to the President from January 1994 to April, 1994, together with accrued interest.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Compensation decisions for the Company's Chief Executive Officer and President are made by the Executive Compensation Committee, comprised of Messrs. Kelnberger and Howard and Ms. Vaughn.

         None of the executive officers of the Company have served on the Board of Directors of any other entity that has had any of such entity's officers serve either on the Company's Board of Directors or Compensation Committee.

         During fiscal 1997, the Company paid approximately $271,000 to Johnson, West & Co. for accounting services in connection with the Company's acquisitions and for tax return preparation services. Mr. Kelnberger is a member of Johnson, West & Co. During fiscal year 1996 the Company incurred fees of approximately $245,000 for accounting and tax services rendered by Johnson, West & Co.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         Set forth below is the report of the Company's Compensation Committee regarding executive compensation.

                REPORT OF THE VIDEO UPDATE COMPENSATION COMMITTEE
                            ON EXECUTIVE COMPENSATION

Overview

         The Executive Compensation Committee of the Board of Directors of Video Update, Inc. is composed of two non-employee directors and one employee director. The Executive Compensation Committee reviews the compensation of the Company's Chief Executive Officer and its President at least annually. The Executive Compensation Committee believes the actions of the top two executives of the Company have a profound impact on the short-term and long-term profitability of the Company. Therefore, the Executive Compensation Committee gives significant attention to the design of the Company's compensation package for such individuals.

         The Company's compensation package consists of two parts and is relatively simple in design. The two primary parts are a base salary and stock-based incentive compensation. No significant perquisites other than automobile expenses and insurance are provided to the two executive officers.

Base Salary

         The Executive Compensation Committee believes it is important for the two executive officers of the Company to receive acceptable salaries so that the Company can recruit and retain the talent it needs. In setting salaries, the Executive Compensation Committee takes into consideration the individual employee's performance, length of service to the Company, and a subjective judgment regarding the impact the individual has on the Company. The base salary for each executive officer set forth in their respective employment agreements was set on a subjective basis, bearing in mind an overall impression of that executive's relative skills, experience and contribution to the Company. The Executive Compensation Committee does not attempt to address the relative weight assigned to the various factors, which are evaluated on a subjective overall basis by each individual member of the Executive Compensation Committee. Salaries of the Company's Chief Executive Officer and its President are reviewed annually by the Executive Compensation Committee.

Stock-Based Incentives

         Stock-based incentives have been a supplemental component of compensation for the Company's Chief Executive Officer and its President, and certain other employees, since the Company's initial public offering in 1994. The Company adopted formal incentive stock option plans in 1994, 1995 and 1996. The Executive Compensation Committee recommends grants of stock options under the Company's option plan for the Chief Executive Officer and the President.

         Historically, grants made by the Company have generally vested at a rate of 33% per year beginning one year from the date of grant. These options also usually expire upon termination of employment or a limited period thereafter, except in the event of disability or death, in which case the term of the option may continue for some time thereafter.

         The Executive Compensation Committee believes that the Company's stock option program has been effective in focusing attention on stockholder value since the gain to be realized by these two executive officers upon exercise of options will change as the stock price changes. The Executive Compensation Committee also believes that the long-term nature of the options encourages the Company's top two executive officers to remain with the Company. The number of shares to be granted was established utilizing the procedure described above at "Base Salary." The Executive Compensation Committee subjectively determined the number of shares to be granted based on its analysis of the number that would provide an adequate incentive to each of its top two executive officers.

         In general, the granting of stock-based incentives is considered by the Committee to be justified when the Company's revenues and earnings, coupled with the individual executive's performance, warrant supplemental compensation in addition to the salary and bonus paid with respect to a given year. Each of these factors is weighed subjectively by Committee members in determining whether or not a stock-based incentive should be granted, and such incentives are not granted routinely. As a result, stock options for shares of Class A Common Stock were granted to the Company's Chief Executive Officer and its President for their continued outstanding performance and for making substantial contributions to the Company's increased revenues.

Compensation Of The Chief Executive Officer

         The Compensation Committee has reviewed and approved the annual salary of Daniel A. Potter, Chief Executive Officer of the Company, which is set at $300,000. This exhibits the philosophy of the Executive Compensation Committee as set forth at "Base Salary" above. This salary was reflected in Mr. Potter's employment agreement entered into in February 1996. Mr. Potter's compensation is subject to annual review by the Board of Directors. The Board believes the compensation of Mr. Potter, a founder of the Company, reflects the Committee's subjective opinion that Mr. Potter has provided superlative leadership and fulfilled the functions of an executive officer of the Company at the highest level.

Conclusion

         The Executive Compensation Committee believes that its mix of a cash salary and a long-term stock incentive compensation program represents a balance that has motivated and will continue to motivate the Company's management team to produce the best results possible given overall economic conditions and the difficulty of predicting the Company's performance in the short term.

Executive Compensation Committee:                         Board of Directors:

PAUL M. KELNBERGER                                        DANIEL A. POTTER
JANA WEBSTER VAUGHN                                       JOHN M. BEDARD
DANIEL C. HOWARD                                          DANIEL C. HOWARD
                                                          ROBERT E. YAGER
                                                          PAUL M. KELNBERGER
                                                          JANA WEBSTER VAUGHN
                                                          BERNARD PATRIACCA


PERFORMANCE GRAPH

         Set forth below is a line-graph presentation comparing the cumulative stockholder return on the Company's Class A Common Stock, on an indexed basis, against cumulative total returns of the Nasdaq Stock Market (U.S. Companies) and a "peer group" selected by Management of the Company. The peer group selected for inclusion in this report includes Hollywood Entertainment Corporation ("Hollywood"), Movie Gallery, Inc. ("MGI"), Moovies, Inc. ("MOOV") and West Coast Entertainment Corp. ("West Coast") (collectively, the "Peer Group Companies"). Hollywood, MGI, MOOV and West Coast have securities traded on the Nasdaq Stock Market. The Peer Group Companies were selected because they are frequently utilized as a basis for comparison with the Company in reports by analysts. Viacom, Inc. ("Viacom"), which operates "Blockbuster" video specialty stores, is not included in the peer group. Viacom is a large entertainment conglomerate with only a small portion of its business in the retail videotape industry, and its stock is traded on the American Stock Exchange. The returns for the peer group were weighted according to each issuer's market capitalization. The Performance Graph shows total return on investment for the period beginning July 20, 1994 (the date of the Company's initial public offering) and ending April 30, 1997.


                               [INSERT GRAPH HERE]


VALUE OF $100 INVESTED ON JULY 20, 1994 AT:

                                        7/29/94             4/30/95            4/30/96          4/30/97
                                        -------             -------            -------          -------
                  VIDEO UPDATE           $100               $ 87.50            $162.50          $ 82.50
                  PEER GROUP(1)          $100               $166.71            $155.91          $117.86
                  NASDAQ MARKET          $100               $108.27            $151.13          $161.09

Total return assumes reinvestment of dividends.

(1) West Coast Entertainment Corp. is included in the Peer Group only as of April 30, 1997; West Coast's stock began trading publicly in May 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of August 26, 1997, the number and approximate percentage of shares of Class A Common Stock and Class B Common Stock beneficially owned by (i) all persons known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Class A Common Stock or Class B Common Stock, (ii) "each named executive officer" (as defined in Item 402 to Regulation S-K under the Securities Act of 1933, as amended) and Director, and (iii) all Directors and executive officers of the Company as a group.



                                     NUMBER OF      PERCENTAGE         NUMBER OF         PERCENTAGE
                                      CLASS A       OF CLASS A          CLASS B          OF CLASS B
                                       SHARES         SHARES            SHARES             SHARES
NAME AND ADDRESS OF                 BENEFICIALLY   OUTSTANDING       BENEFICIALLY       OUTSTANDING
BENEFICIAL OWNER(1)                 OWNED (2)(3)      (2)(3)      OWNED (15)(16)(17)    (15)(16)(17)
-------------------                 ------------      ------      ------------------    ------------
Daniel A. Potter, Chairman and Chief
Executive Officer (3)(4)              370,000            2.0%        1,086,759              54.3%

John M. Bedard, President
and Director (3)(5)                   205,000            1.1%          878,117              43.9%

Daniel C. Howard, Chief Operating
Officer and Director (6)               61,375           *%              35,124               1.8%

Christopher J. Gondeck,
Chief Financial Officer (7)            76,000           *%                   -               -

Richard Bedard, Executive
Vice President (8)                     34,000           *%                   -               -

Bruce D. Carlson, Vice
President of Real Estate (9)           61,375           *%                   -               -

Michael G. Schifsky,
Vice President of Store
Development (10)                       61,200           *%                   -               -

Robert E. Yager, Vice President of
Store Operations and Director (11)     93,250           *%                   -               -


Paul M. Kelnberger,
Director (12)                           4,500           *%                   -               -

Jana Webster Vaughn,
Director (12)                           3,000           *%                   -               -

Bernard Patriacca,
Director (13)                               -            -                   -               -

Investment Advisors, Inc. (14a)     1,956,400           10.8%                -               -

Stein Roe & Farnham,
Incorporated (14b)                    908,000            5.0%                -               -

All Directors and executive officers
as a group (11 persons)               969,700            5.2%        2,000,000             100%



* Less than one percent (1%) of the outstanding shares of Class A Common Stock.


(1) The address of Messrs. Potter, John Bedard, Howard, Gondeck, Richard Bedard, Carlson, Schifsky, Yager and Kelnberger and Ms. Vaughn and Mr. Patriacca is c/o Video Update, Inc. 3100 World Trade Center, 30 East Seventh Street, St. Paul, Minnesota 55101. The address of Investment Advisors, Inc. is 3700 First Bank Place, Box 357, Minneapolis, Minnesota 55440. The address of Stein Roe & Farnham, Inc. is One South Wacker Drive, 35th Floor, Chicago, Illinois 60606.

(2) For the purposes of this table, shares of Class A Common Stock which, to the Company's knowledge, an individual or group has a right to acquire within sixty (60) days upon the exercise of options or warrants, are deemed outstanding for the purposes of computing the number and percentage of shares beneficially owned by such individual or group. Such shares are not deemed to be outstanding for the purpose of computing the percentage of shares beneficially owned by any other individual or group shown in the table. There are no options or warrants outstanding for Class B Common Stock. This table does not include an approximate aggregate amount of 2,600 shares of Class A Common Stock held by the executive officers of the Company through the Company's 401(k) plan.

(3) Messrs. Potter and Bedard hold 270,000 and 150,000 shares of Class A Common Stock, respectively.

(4) Includes an aggregate of 100,000 shares of Class A Common Stock issuable on exercise of various stock options. Excludes an aggregate of 200,000 shares of Class A Common Stock issuable upon the exercise of various stock options that have not yet vested. Does not include 26,250 shares of Class A Common Stock owned by Mr. Potter's father, in which Mr. Potter disclaims beneficial ownership.

(5) Includes an aggregate of 55,000 shares of Class A Common Stock issuable on exercise of various stock options. Excludes an aggregate of 110,000 shares of Class A Common Stock issuable upon the exercise of stock options that have not yet vested.

(6) Includes an aggregate of 61,375 shares of Class A Common Stock issuable upon the exercise of various stock options. Excludes an aggregate of 32,125 shares of Class A Common Stock issuable upon the exercise of various stock options that have not yet vested.

(7) Includes an aggregate of 72,000 shares of Class A Common Stock issuable upon the exercise of various stock options. Excludes an aggregate of 59,500 shares of Class A Common Stock issuable upon the exercise of various stock options that have not yet vested.

(8) Includes an aggregate of 34,000 shares of Class A Common Stock issuable upon the exercise of various stock options that have vested. Excludes an aggregate of 56,000 shares of Class A Common Stock issuable upon the exercise of stock options that have not vested.

(9) Includes an aggregate of 61,375 shares of Class A Common Stock issuable upon the exercise of various stock options that have vested. Excludes an aggregate of 32,125 shares of Class A Common Stock issuable upon the exercise of stock options that have not vested.

(10) Includes an aggregate of 61,200 shares of Class A Common Stock issuable upon the exercise of various stock options that have vested. Excludes an aggregate of 31,800 shares of Class A Common Stock issuable upon the exercise of stock options that have not vested.

(11) Includes an aggregate of 14,500 shares of Class A Common Stock issuable upon the exercise of various stock options that have vested. Excludes an aggregate of 17,000 shares of Class A Common Stock issuable upon the exercise of stock options that have not vested.

(12) Includes an aggregate of 3,000 shares of Class A Common Stock issuable upon the exercise of various stock options that have vested. Excludes an aggregate of 1,500 shares of Class A Common Stock issuable upon the exercise of stock options that have not vested.

(13) Excludes an aggregate of 3,000 shares of Class A Common Stock issuable upon the exercise of stock options that have not vested.

(14a) Includes 1,475,400 shares of Class A Common Stock of which the beneficial owner has sole voting power and sole dispositive power and 481,000 shares of Class A Common Stock of which the beneficial owner has shared voting power and shared dispositive power. The information with respect to the beneficial owner has been taken from the beneficial owner's Form 13G filed with the Commission on August 8, 1997.

(14b) Includes 908,000 shares of Class A Common Stock of which the beneficial owner has sole dispositive power. The information with respect to the beneficial owner has been taken from the beneficial owner's Form 13G filed with the Commission on February 12, 1997.

(15) Includes the approximately 65% of the shares of Class B Common Stock beneficially owned by Messrs. Potter, Bedard and Howard, or 706,394, 570,776, and 22,830 shares, respectively, held in escrow. The beneficial owner may vote, but not dispose of such shares.

(16) Includes an aggregate of 39,515 shares of Class B Common Stock held in custodial accounts for Mr. Potter's children.

(17) Includes 39,515 shares of Class B Common Stock held by Mr. Bedard's mother, but subject to a voting trust of which Mr. Bedard is the voting trustee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On September 2, 1994 the Company entered into an Agreement and Plan of Merger with Koonrod, Inc. ("KRI") and the stockholders of KRI. Under the Agreement, the Company acquired all of the outstanding stock of KRI in exchange for $75,000 cash and 105,000 shares of the Company's Class A Common Stock which were valued at approximately $496,000, and KRI was merged into the Company. The two stockholders of KRI who owned all of the outstanding stock of KRI are the father and brother-in-law of Daniel A. Potter, the Company's Chief Executive Officer and Director.

         Effective August 31, 1995, the Company entered into a Purchase Agreement with Bedard Entertainment, Inc. ("BEI"), and the stockholders of BEI. Under the Purchase Agreement, the Company acquired substantially all of the assets of BEI in exchange for 15,000 shares of Class A Common Stock and the assumption of indebtedness of BEI in the amount of approximately $275,000. The two stockholders of BEI who owned all of the outstanding stock of BEI are the brother and sister-in-law of the Company's President and Director, John Bedard.

         Craig Belisle, the brother-in-law of John Bedard, the Company's President and a Director, owned a majority interest in one, one, and two franchise stores as of April 30, 1995, 1996 and 1997, respectively. The amount of service fees earned from these franchisees was approximately $18,000, $20,000 and $25,000 for the years ended April 30, 1995, 1996 and 1997, respectively. The amount due from Mr. Belisle, as a franchisee at April 30, 1995, 1996 and 1997 approximated $2,000, $2,500 and $2,850, respectively.

         During the years ended April 30, 1995, 1996 and 1997, the Company incurred approximately $48,000, $245,000, and $271,000, respectively, in expenses from Johnson, West & Co., PLC ("Johnson, West & Co.") for accounting and tax services. Paul Kelnberger, a director of the Company, is a member of Johnson, West & Co.

         The Company believes that the above arrangements were on terms at least as favorable as could be obtained from unaffiliated parties.

         The Company has Recourse Notes from its Chief Executive Officer and from the President for approximately $1,928,000 and $1,071,000, respectively, including accrued interest through April 30, 1997. The Recourse Notes were issued by the executives upon their exercise in August 1995 of 420,000 options granted to them under the Stock Option Plans in May 1995 at an exercise price of $4.3125, the fair market value of the stock on the date the options were granted. The Recourse Notes represent the total exercise price of such options plus amounts advanced by the Company to such executives to satisfy then anticipated tax liabilities. The Recourse Notes, which provide for full recourse against the respective officer's personal assets and Company stockholdings, are due and payable in October 1999, and accrue interest at 8% per annum. In the event that the obligors sell shares of the Company's stock, the net proceeds thereof will be applied to payment, in part or in full, of the Recourse Notes.

         In addition, as of April 30, 1997, the Company has a note receivable from the President of the Company for approximately $31,000 which accrues interest at 8% per annum and is due November 1997. The note represents advances from the Company to him from January 1994 to April 1994, together with accrued interest.