Form 10-Q
period 1997-07-31
VIDEO UPDATE INC
filed 1997-09-15
CIK 920042

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended July 31, 1997

                                       or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____  to  _____

                         Commission file number: 0-24346

                               VIDEO UPDATE, INC.
             (Exact Name of Registrant as Specified in its Charter)

                       Delaware                        41-1461110
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

                                 Not Applicable
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  _X_    No  ___

         The number of shares of Class A Common Stock, $.01 par value, outstanding at September 11, 1997 is 18,104,591 and the number of shares of Class B Common Stock, $.01 par value, outstanding is 2,000,000.

                               VIDEO UPDATE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                  PAGE NO.
------------------------------                                                  --------

ITEM 1.  Financial Statements

         Consolidated Balance Sheets - April 30, 1997, and July 31, 1997........  3

         Consolidated Statements of Income - Three Months ended July 31,
              1996 and July 31, 1997............................................  4

         Consolidated Statements of Cash Flows - Three Months ended
              July 31, 1996 and July 31, 1997...................................  5

         Notes to Consolidated Financial Statements - July 31, 1997.............  6

ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations ..............................  7

PART II - OTHER INFORMATION

ITEM 1.  Legal Information...................................................... 13

ITEM 6.  Exhibits and Reports on Form 8-K ...................................... 13

SIGNATURES ..................................................................... 15


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               VIDEO UPDATE, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                  ASSETS
                                                                      April 30, 1997          July 31, 1997
                                                                      ------------            --------------
                                                                                               (UNAUDITED)
Cash and cash equivalents                                           $       2,424           $         3,039
Accounts receivable                                                         3,776                     3,838
Notes receivable from related parties                                       1,394                     1,451
Inventory                                                                   7,318                     8,921
Videocassette rental inventory -- net                                      45,479                    50,866
Property and equipment -- net                                              33,069                    37,164
Prepaid expenses                                                              783                     1,559
Goodwill -- net                                                            37,716                    36,752
Other assets                                                                1,648                     1,634
                                                                      ------------            --------------
Total assets                                                        $     133,607           $       145,224
                                                                      ============            ==============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                       $      20,564           $        28,544
Accounts payable                                                           12,196                    15,625
Accrued expenses                                                            2,415                     2,851
Accrued rent                                                                2,238                     2,782
Accrued compensation                                                        1,779                     1,983
Income taxes payable                                                        1,096                       103
Deferred income taxes                                                       2,327                     2,485

Commitments and contingencies

Stockholders' equity:
Preferred Stock, par value $.01 per share:
    Authorized shares -- 5,000,000
    Issued shares -- none                                                       -                         -
Class A Common Stock, par value $.01 per share:
    Authorized shares -- 60,000,000
    Issued and outstanding shares -- 18,170,341 at April 30,
      1997 and 18,104,591 at July 31, 1997                                    182                       181
Class B Common Stock, par value $.01 per share:
    Authorized, issued and outstanding shares --
      2,000,000  at April 30, 1997 and July 31, 1997                           20                        20
    Additional paid-in capital                                             86,085                    85,585
    Retained earnings                                                       6,806                     6,916
    Foreign currency translation                                             (421)                     (171)
                                                                      ------------            --------------
                                                                           92,672                    92,531
    Notes receivable from officers for the exercise of options             (1,680)                   (1,680)
                                                                      ------------            --------------
Total stockholders' equity                                                 90,992                    90,851
                                                                      ------------            --------------
Total liabilities and stockholders' equity                          $     133,607           $       145,224
                                                                      ============            ==============


                             SEE ACCOMPANYING NOTES.

Note: The balance sheet at April 30, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                               VIDEO UPDATE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)



                                                                              Three Months Ended July 31,
                                                                                1996             1997
                                                                            -------------     ------------
Revenues:
    Rental revenue                                                        $       17,184    $      27,813
    Service fees                                                                     119              150
    Product sales                                                                  1,260            2,843
                                                                            -------------     ------------
                                                                                  18,563           30,806

Costs and expenses:
    Store operating expenses                                                      14,472           25,399
    Selling, general and administrative                                            1,978            2,674
    Cost of product sales                                                            680            1,489
    Amortization of goodwill                                                         371              520
                                                                            -------------     ------------
                                                                                  17,501           30,082
                                                                            -------------     ------------

Operating income                                                                   1,062              724
Interest expense                                                                    (165)            (507)
Other income                                                                          61              106
                                                                            -------------     ------------
                                                                                    (104)            (401)
                                                                            -------------     ------------

Income before income taxes                                                           958              323
Income tax expense                                                                   395              213
                                                                            -------------     ------------
Net income                                                                $          563    $         110
                                                                            =============     ============

Net income per share                                                      $          .05    $         .01
                                                                            =============     ============


                                SEE ACCOMPANYING NOTES.

                               VIDEO UPDATE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                     Three Months Ended July 31,
                                                                      1996                 1997
                                                                   ------------        -------------
OPERATING ACTIVITIES
    Net income                                                     $       563         $        110
    Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                    5,701                9,311
        Accrued rent                                                       202                  544
        Deferred income taxes                                              (44)                 158
        Changes in operating assets and liabilities, net
          of acquisitions of businesses:
            Accounts receivable                                           (132)                 (63)
            Inventory                                                     (384)              (1,604)
            Other assets                                                  (531)                (863)
            Accounts payable                                             1,560                3,430
            Income taxes payable                                          (282)                (993)
            Other liabilities                                              198                  891
                                                                   ------------        -------------
Net cash provided by operating activities                                6,851               10,921

INVESTING ACTIVITIES

    Purchase of videocassette rental inventory                          (7,910)             (12,775)
    Purchase of property and equipment                                  (3,062)              (5,396)
    Investment in businesses, net of cash acquired                           -                  (57)
    Notes receivable from officers                                         (53)                 (60)
    Payments on notes receivable                                             -                    2
                                                                   ------------        -------------
Net cash used in investing activities                                  (11,025)             (18,286)

FINANCING ACTIVITIES

    Proceeds from notes payable                                          4,628               10,000
    Payments on notes payable                                              (68)              (2,020)
                                                                   ------------        -------------
Net cash provided by financing activities                                4,560                7,980
                                                                   ------------        -------------

Increase in cash and cash equivalents                                      386                  615
Cash and cash equivalents at beginning of the period                       676                2,424
                                                                   ------------        -------------
Cash and cash equivalents at end of the period                     $     1,062         $      3,039
                                                                   ============        =============





                             SEE ACCOMPANYING NOTES.

                               VIDEO UPDATE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1997
                                   (UNAUDITED)

1.        GENERAL

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1997.


         RECLASSIFICATION

         Certain prior year items have been reclassified to conform with the fiscal 1998 presentation.

2.       NET INCOME PER COMMON SHARE

         Net income per share under the treasury stock method is computed by dividing net income for the year by the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during the year. If the number of shares of common stock obtainable on exercise of outstanding options and warrants in the aggregate exceeds 20% of the number of common shares outstanding at the end of the period for which the computation is being made, the treasury stock method shall be modified in determining the dilutive effect of the options and warrants. The "treasury stock method - modified" is presented if it is found to be dilutive. The weighted average number of shares used in the net income per share calculation was reduced by the common shares placed in escrow in connection with the Company's initial public offering.


                                                                THREE MONTHS ENDED JULY 31,
                                                                ---------------------------
                                                                    1996         1997
                                                                  --------     --------
                                                           (In thousands, except per share amount)
EARNINGS PER SHARE

Net income                                                        $    563     $    110
                                                                  ========     ========

Weighted average shares outstanding:
    Class A common shares outstanding at quarter end                11,018       18,105
    Class B common shares outstanding at quarter end                 2,000        2,000
    Less:  Class B common shares placed in escrow in
        connection with the initial public offering                 (1,300)      (1,300)
    Effect of shares issuable under stock options and
        warrants based on the treasury stock method                    629          177
                                                                  --------     --------
                                                                    12,347       18,982
                                                                  ========     ========
Net income per common and common
    equivalent share                                              $    .05     $    .01
                                                                  ========     ========


         In February, 1997 the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on April 30, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change in primary earnings per share for the first quarter ended July 31, 1997 and 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

3.        DEFICIENCY OBLIGATIONS - ACQUISITIONS

         In connection with three acquisitions in which the Company has issued an aggregate of 584,506 shares of Class A Common Stock in fiscal 1996 and 1997, the Company may be obligated to make deficiency payments to such sellers equal to the difference between the guaranteed price of $7.00 to $15.00 for each share issued, and the actual market price obtained for such shares as of specified dates between July 1996 and October 1998. The remaining deficiency payments are estimated to be approximately $2,576,000 based on the closing stock price of $3.625 at July 31, 1997. The Company has the option of satisfying approximately $1,220,000 of this liability at July 31, 1997 through the issuance of additional shares of Class A Common Stock. The Company is currently disputing whether any deficiency payment is due with respect to 239,163 shares held by a seller in one of the acquisitions; the seller is claiming a deficiency payment based on proceeds from the sale of Class A Common Stock during the six month period of March 1996 to September 1996.

         During June 1997, a cash deficiency payment was made with regard to one acquisition in the cash amount of $57,200.

4.        STOCKHOLDER'S EQUITY

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

         The Company canceled 65,750 shares of Class A Common Stock issued to a seller (reducing paid in capital and goodwill by approximately $500,000) as part of a purchase price adjustment related to one of the Company's Canadian acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the financial condition and results of operations should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto appearing elsewhere herein.

OVERVIEW

         The Company franchised its first store in January 1983 and opened its first Company-owned store in September 1989. By July 1994, when the Company completed its initial public offering, the Company had grown to 15 Company-owned stores and 30 franchised stores. Subsequently, the Company substantially accelerated its growth and as of July 31, 1997 operated 361 Company-owned stores in 18 states and six provinces in Canada, and has 35 franchised stores predominantly in the United States. The majority of the Company's stores located in the United States are superstores. Superstores are video specialty stores that carry more than 7,500 rental units.

         As a result of the acquisitions completed during fiscal 1995, 1996 and 1997, the Company anticipates that its results of operations will be reduced by the amortization of goodwill of approximately $36,752,000, with anticipated quarterly non-cash charges of approximately $507,000. The Company anticipates that future acquisitions will involve the recording of additional significant amounts of goodwill and deferred charges on its balance sheet.

         The Company generates revenues primarily from the rental of videocassettes and video games, from service fees from its franchisees, and from the sale of products. As reflected in the chart below, rental revenues at Video Update stores have accounted for the substantial majority of the Company's revenues. The Company expects that this trend will continue.


                                       THREE MONTHS ENDED JULY 31,
                                      ----------------------------
                                        1996                1997
                                      --------            --------
                                             (In thousands)

Rental revenue                        $ 17,184            $ 27,813
Service fees                               119                 150
Product sales                            1,260               2,843
                                      --------            --------
                                      $ 18,563            $ 30,806
                                      ========            ========

OPERATING RESULTS

         The table below sets forth the percentage of revenues represented by certain items included in the Company's statement of operations for the periods indicated.


                                       THREE MONTHS ENDED JULY 31,
                                       ---------------------------
                                            1996        1997
                                           -------    -------

Revenues:

    Rental revenue                            92.6%      90.3%
    Service fees                               0.6        0.5
    Product sales                              6.8        9.2
                                           -------    -------
Total revenues                               100.0      100.0

Costs and expenses:

    Store operating expenses                  78.0       82.4
    Selling, general and administrative       10.6        8.7
    Cost of product sales                      3.7        4.8
    Amortization of goodwill                   2.0        1.7
                                           -------    -------
Total cost and expenses                       94.3       97.6
                                           -------    -------
Operating income                               5.7        2.4

Other income (expense):

    Interest expense                          (0.9)      (1.6)
    Other income                               0.3        0.3
                                           -------    -------
Total other income                            (0.6)      (1.3)
                                           -------    -------
Income before income taxes                     5.1        1.1
Income tax expense                             2.1        0.7
                                           -------    -------
Net income                                     3.0%       0.4%
                                           =======    =======

THREE MONTHS ENDED JULY 31, 1997 COMPARED TO THREE MONTHS ENDED JULY 31, 1996

         RENTAL REVENUE. Rental revenue was approximately $27,813,000 and $17,184,000, or 90.3% and 92.6% of total revenues for the three months ended July 31, 1997 and 1996, respectively. The increase in rental revenue of $10,629,000 was derived primarily from video stores acquired during fiscal 1997, from the opening of 70 new Company-owned stores, net of closings, since the first quarter of fiscal 1997, and from a 2% increase in same store revenues.

         SERVICE FEES. Service fees were approximately $150,000 and $119,000, or 0.5% and 0.6% of total revenues for the three months ended July 31, 1997 and 1996, respectively. Continuing service fees and royalties from franchisees accounted for 100.0% and 97.0% of total service fees, respectively. The decrease in service fees as a percentage of total revenues was due to a significant increase in the number of Company-owned stores without a corresponding increase in the number of franchised stores.

         PRODUCT SALES. Product sales were approximately $2,843,000 and $1,260,000, or 9.2% and 6.8% of total revenues for the three months ended July 31, 1997 and 1996, respectively. The increase in product sales of $1,583,000 was primarily a result of product sales by the video stores acquired during fiscal 1997, from the opening of 70 Company-owned video stores, net of closings, since the first quarter of fiscal 1997 and from the increase in sales of fixed assets to franchisees. The increase as a percentage of total revenues was primarily due to a difference in product mix in the stores acquired.

         STORE OPERATING EXPENSES. Store operating expenses consist primarily of compensation and related expenses including regional management expenses, occupancy expenses, and depreciation and amortization expenses. Operating expenses were approximately $25,399,000 and $14,472,000, or 82.4% and 78.0% of total revenues for the three months ended July 31, 1997 and 1996, respectively. The increase in store operating expenses of $10,927,000, was primarily the result of video stores acquired during fiscal 1997 and the opening of 70 Company-owned video stores, net of closings, since the first quarter of fiscal 1997.

         Compensation and related expenses were approximately $7,099,000 and $4,298,000, or 23.0% and 23.2% of total revenues for the three months ended July 31, 1997 and 1996, respectively. The increase of $2,801,000 was primarily due to video stores acquired during fiscal 1997 and from the opening of 70 Company-owned video stores, net of closings, since the first quarter of fiscal 1997.

         Occupancy expenses were approximately $7,677,000 and $4,041,000, or 24.9% and 21.8% of total revenues for the three months ended July 31, 1997 and 1996, respectively. The increase of approximately $3,636,000 was primarily due to video stores acquired during fiscal 1997 and from the opening of 70 Company-owned stores, net of closings, since the first quarter of fiscal 1997. The increase as a percentage of total revenues was primarily due to higher costs associated with the opening of new video stores prior to revenue reaching maturity during the first year of operations.

         Depreciation and amortization expenses were approximately $8,481,000 and $5,144,000, or 27.5% and 27.7% of total revenues for the three months ended July 31, 1997 and 1996, respectively. Depreciation and amortization expense reflects the depreciation of store equipment and fixtures and the amortization of videocassettes. The increase of $3,337,000 was primarily attributable to the addition of new release videocassette inventory for new, existing, and acquired stores. Amortization expense as a percentage of revenues for future periods may vary based on the Company's purchase of videocassette inventory, which is subject to change based on the Company's rate of expansion, studio release schedules and anticipated market demand.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were approximately $2,674,000 and $1,978,000, or 8.7% and 10.6% of total revenues for the three months ended July 31, 1997 and 1996, respectively. The increase of approximately $696,000 was primarily due to adding management personnel and administrative staff to support the Company's growth and related expenditures. The decrease as a percentage of total revenues was due to the increase in total revenues without a proportional increase in corporate overhead.

         COST OF PRODUCT SALES. Cost of product sales was approximately $1,489,000 and $680,000, or 4.8% and 3.7% of total revenues for the three months ended July 31, 1997 and 1996. The cost of product sales as a percentage of total product sales revenue was approximately 52.4% and 54.0% for fiscal 1997 and 1996, respectively. The decrease in the cost of product sales as a percentage of total product sales was primarily the result of a different mix of products sold.

         AMORTIZATION OF GOODWILL. Amortization of goodwill was approximately $520,000 and $371,000 or 1.7% and 2.0% of total revenues for the three months ended July 31, 1997 and 1996, respectively. The decrease as a percentage of total sales was primarily attributable to an increase in sales from new store openings without a proportional increase in the amortization of certain intangible assets resulting from the video stores acquired.

         INTEREST EXPENSE. Interest expense was approximately $507,000 and $165,000, or 1.6% and 0.9% of total revenues for the three months ended July 31, 1997 and 1996, respectively. The increase of $342,000 was primarily attributable to interest on increased borrowings under the Company's bank line of credit.

         OTHER INCOME. Other income was approximately $106,000 and $61,000, or 0.3% and 0.3% of total revenues for the three months ended July 31, 1997 and 1996, respectively. The increase of $45,000 was primarily due to an increase in interest earned on notes receivable from officers.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations to date through cash from operations, the proceeds of prior equity and debt offerings, borrowings under bank facilities, trade credit and equipment leases. The Company's principal capital requirements are for the opening of new superstores, the purchase of videocassette rental inventory, and the acquisition of existing stores each of which varies based on market conditions and expansion plans.

         At July 31, 1997, the Company had cash and cash equivalents of approximately $3,039,000. The Company uses an unclassified balance sheet in its financial statements, and as a result, does not classify its assets or liabilities as current or noncurrent. If the Company were to use a classified balance sheet, a portion of videocassette rental inventories would be classified as noncurrent because they are not assets that are reasonably expected to be completely realized in cash or sold in one year. The acquisition cost of these inventories, however, would be reflected in current liabilities. The Company believes that classification of videocassette rental inventories as noncurrent assets would be misleading because it would not indicate the level of assets expected to be converted into cash in the next year as a result of rentals or sales of these videocassettes.

         For the three months ended July 31, 1997 net cash provided by operating activities was approximately $10,921,000. Net cash used in investment activities was approximately $18,286,000 consisting primarily of approximately $5,396,000 for new and remodeled stores, and conversion costs associated with acquired stores, and approximately $12,775,000 for the purchase of videocassette inventory for existing and new stores. Net cash generated from financing activities was approximately $7,980,000 resulting primarily from proceeds under the Company's bank line of credit.

         In February 1997, a syndicate led by Bank of America National Trust and Savings Association (successor by merger to "Bank of America Illinois") extended a $60 million revolving credit facility (the "Line of Credit") to the Company, with amounts borrowed thereunder bearing interest at variable rates based on the Federal Funds rate or the Eurodollar rate. The Line of Credit is convertible into a two-year term loan if it is not renewed. As of July 31, 1997, approximately $28,000,000 was outstanding under the

Line of Credit, bearing interest at 7.5% to 8.5%. During the term of the Line of Credit and thereafter to the extent any amounts are outstanding under the Line of Credit, the Company is subject to various restrictive covenants, including limitations on further indebtedness, other than trade credit and capital or operating leases, and requirements that the Company obtain written consent for certain acquisitions of new businesses or their assets (excluding new superstore openings) or entering into business combinations, including mergers, syndicates or joint ventures. The Line of Credit also restricts the amount and terms of debt that may be issued to sellers of acquired businesses and requires that the Company maintain certain cash flow ratios as well as certain ratios of total liabilities to tangible net worth.

         The Company funds its short-term working capital needs, including the purchase of videocassette rental inventory, primarily through cash from operations and borrowings under the Line of Credit. The Company expects that cash from operations and borrowings under the Line of Credit will be sufficient to fund cash requirements for ongoing existing operations for the remainder of the fiscal year, although no assurances can be given as to unanticipated expenses or revenue shortfalls, which may cause the Company to require additional financing. No assurances can be given that additional financing will be available, or if available, that it will be on terms and conditions satisfactory to the Company.

         In addition, in July 1997, the Company announced it had entered into an agreement ("Merger Agreement") to acquire Moovies, Inc. ("Moovies") in a stock-for-stock merger transaction (the "Merger"). The Merger is subject to stockholder approval of both companies, and is anticipated to be completed some time in late calendar 1997.

         The obligations of the Company and Moovies to consummate the Merger are subject to the satisfaction of certain conditions, including, but not limited to, obtaining requisite approvals of the stockholders of the Company and Moovies, obtaining consents under their respective bank credit agreements (for the Company, a consent under and/or a modification of the Line of Credit), obtaining adequate financing, obtaining requisite regulatory approvals (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), and the continuing accuracy, in all material respects, as of the effective time of the Merger of the representations and warranties made by the Company and Moovies in the Merger Agreement. Each party has the right to waive certain of the closing conditions referred to above. No assurance can be given that these conditions will be satisfied or waived or that the Merger will be consummated on a timely basis, if at all.

         The Company has promissory notes (the "Recourse Notes") from the Company's Chief Executive Officer and from the President for approximately $1,966,000 and $1,092,000, respectively, including accrued interest through July 31, 1997. The Recourse Notes were issued by the executives upon their exercise in August 1995 of 420,000 options granted to them under the Stock Option Plans in May 1995 at an exercise price of $4.3125, the fair market value of the stock on the date options were granted. The Recourse Notes represent the total exercise price of such options plus amounts advanced by the Company to such executives to satisfy then anticipated tax liabilities. The Recourse Notes, which provide for full recourse against the respective officer's personal assets and Company stockholdings, are due and payable in October 1999, and accrue interest at 8% per annum. In the event that the obligors sell shares of the Company's stock, the net proceeds thereof will be applied to payment, in part or in full, of the Recourse Notes.

         In addition, as of July 31, 1997, the Company has a note receivable from the President of the Company for approximately $31,000 which accrues interest at 8% per annum and is due November 1997. The note represents advances from the Company to the President from January 1994 to April 1994, together with accrued interest.

         In connection with three acquisitions in which the Company has issued an aggregate of 584,506 shares of Class A Common Stock in fiscal 1996 and 1997, the Company may be obligated to make deficiency payments to such sellers equal to the difference between the guaranteed price of $7.00 to $15.00 for each share issued, and the actual market price obtained for such shares as of specified dates between

July 1996 and October 1998. As of July 31, 1997, the remaining deficiency payments are estimated to be approximately $2,576,000 based on the closing stock price of $3.625 at July 31, 1997. The Company has the option of satisfying approximately $1,220,000 of this liability at July 31, 1997 through the issuance of additional shares of Class A Common Stock. The Company is currently disputing whether any deficiency payment is due with respect to 239,163 shares held by a seller in one of the acquisitions; the seller is claiming a deficiency payment based on proceeds from the sale of Class A Common Stock during the six month period of March 1996 to September 1996.

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

         Reference to Private Securities Litigation Reform Act: Statements made by the Company that are not historical facts are forward looking statements that involve risks and uncertainties. Actual results could differ materially from those expressed or implied in forward looking statements. All such forward looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause financial performance to differ materially from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), including the proposed acquisition of Moovies, changes in business strategy or development plans, new store openings, availability of products, availability of financing, competition, management, ability to manage growth, loss of customers, weather (particularly on weekends and holidays), consumer acceptance of new release videocassette titles, and a variety of other factors. The obligations of the Company and Moovies to consummate the Merger are subject to the satisfaction of certain conditions, including, but not limited to, obtaining requisite approvals of the stockholders of the Company and Moovies, obtaining consents under the respective bank credit agreements of the Company and Moovies, obtaining adequate financing, obtaining requisite regulatory approvals and the continuing accuracy, in all material respects, as of the effective time of the Merger, of the representations and warranties made by the Company and Moovies in the Merger Agreement. No assurance can be given that these conditions will be satisfied or waived or that the Merger will be consummated on a timely basis, if at all. Further information on these and other risks is included in the Company's Annual Report on Form 10-K for the year ended April 30, 1997, as well as the Company's other filings with the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

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

         On January 23, 1997, the Company filed an action (the "Minnesota Action") for breach of contract, breach of warranty, and negligence against Kieffer & Co. Inc., a sign manufacturer, ("Kieffer") seeking damages that resulted from Kieffer's manufacture and installation of signs on the Company's stores in several states in the United States. Kieffer filed counterclaims against the Company for breach of contract, seeking $317,341.76 in damages. On January 24, 1997, Kieffer commenced a separate action for breach of contract (the "Wisconsin Action") against the Company in Sheboygan County (Wisconsin) Circuit Court seeking the same damages alleged in their counterclaim in the Minnesota Action. The Company removed the Wisconsin Action to the United States District Court for the Eastern District of Wisconsin. That court has stayed the Wisconsin Action pending the resolution of the Minnesota Action. Although no assurances can be given as to the outcome of such action, the Company is vigorously pursuing the matter.

         The Company has been in litigation with CHJ Associates ("CHJ"), a Washington limited partnership, over a lease agreement. The matter has been resolved by the execution of an executory settlement agreement (the "Agreement"), under which CHJ will develop one or more Video Update stores for the Company in Washington state. Although no assurance can be given as to whether CHJ will comply with the terms of the Agreement, the Company does not believe that the resolution of the matter will materially adversely impact the Company's financial position or results of operations.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits.  The following exhibits are filed herewith:

                  Exhibit No.               Title

                      27              Financial Data Schedule

         B. Reports on Form 8-K. Listed below are all Current Reports or amendments on Form 8-K that were filed during the fiscal quarter covered by this report, listing the items reported, any financial statements filed, and the dates of such reports.

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

                  2. Current Report on Form 8-K filed July 10, 1997, reporting the Agreement and Plan of Merger by and among Video Update, Inc., VUI Merger Corp. and Moovies, Inc., dated as of July 9, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VIDEO UPDATE, INC.

Date:  September 15, 1997:          By: /s/ Daniel A. Potter
                                            DANIEL A. POTTER,
                                            Chief Executive Officer and
                                            Chairman of the Board of Directors

Date:  September 15, 1997:          By: /s/ Christopher J. Gondeck
                                            CHRISTOPHER J. GONDECK,
                                            Chief Financial Officer