Form 10-Q
period 1997-10-31
VIDEO UPDATE INC
filed 1997-12-15
CIK 920042

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended October 31, 1997

                                       or

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

Yes _X_    No___

         The number of shares of Class A Common Stock, $.01 par value, outstanding at December 12, 1997 is 18,104,591 and the number of shares of Class B Common Stock, $.01 par value, outstanding is 2,000,000.

                               VIDEO UPDATE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                         PAGE NO.
------------------------------                                         --------

ITEM 1.  Financial Statements

         Consolidated Balance Sheets - April 30, 1997, and
           October 31, 1997                                                  3

         Consolidated Statements of Income - Three Months and
           Six Months Ended October 31, 1996 and October 31, 1997            4

         Consolidated Statements of Cash Flows - Three Months
           and Six Months Ended October 31, 1996 and October 31, 1997        5

         Notes to Consolidated Financial Statements - October 31, 1997       6

ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               7

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                  13

ITEM 6.  Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                  15

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                               VIDEO UPDATE, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                     ASSETS
                                                                  April 30,  October 31,
                                                                     1997        1997
                                                                 ---------    ---------
                                                                             (UNAUDITED)
Cash and cash equivalents                                        $   2,424    $      96
Accounts receivable                                                  3,776        3,593
Notes receivable from related parties                                1,394        1,470
Inventory                                                            7,318        9,119
Videocassette rental inventory -- net                               45,479       56,785
Property and equipment -- net                                       33,069       41,750
Prepaid expenses                                                       783        1,875
Recoverable income taxes                                              --          1,502
Goodwill -- net                                                     37,716       36,612
Other assets                                                         1,648        1,752
                                                                 ---------    ---------
Total assets                                                     $ 133,607    $ 154,554
                                                                 =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                    $  20,564    $  32,534
Accounts payable                                                    12,196       21,712
Accrued expenses                                                     2,415        2,884
Accrued rent                                                         2,238        3,450
Accrued compensation                                                 1,779        1,548
Income taxes payable                                                 1,096         --
Deferred income taxes                                                2,327        3,021

Commitments and contingencies

Stockholders' equity:
Preferred Stock, par value $.01 per share:
    Authorized shares -- 5,000,000
    Issued shares -- none                                             --           --
Class A Common Stock, par value $.01 per share:
    Authorized shares -- 60,000,000
    Issued and outstanding shares -- 18,170,341 at April 30,
      1997 and 18,104,591 at October 31, 1997                          182          181
Class B Common Stock, par value $.01 per share:
    Authorized, issued and outstanding shares --
      2,000,000 at April 30, 1997 and October 31, 1997                  20           20
    Additional paid-in capital                                      86,085       85,585
    Retained earnings                                                6,806        5,909
    Foreign currency translation                                      (421)        (610)
                                                                 ---------    ---------
                                                                    92,672       91,085
    Notes receivable from officers for the exercise of options      (1,680)      (1,680)
                                                                 ---------    ---------
Total stockholders' equity                                          90,992       89,405
                                                                 ---------    ---------
Total liabilities and stockholders' equity                       $ 133,607    $ 154,554
                                                                 =========    =========

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

                               VIDEO UPDATE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                          Three Months Ended        Six Months Ended
                                              October 31,              October 31,
                                            1996        1997        1996        1997
                                          --------    --------    --------    --------
Revenues:
    Rental revenue                        $ 18,444    $ 29,152    $ 35,628    $ 56,964
    Service fees                               165         193         284         343
    Product sales                            1,515       3,786       2,775       6,630
                                          --------    --------    --------    --------
                                            20,124      33,131      38,687      63,937

Costs and expenses:
    Store operating expenses                15,868      27,973      30,286      53,372
    Selling, general and administrative      2,044       3,167       4,022       5,841
    Cost of product sales                      956       2,362       1,636       3,852
    Amortization of goodwill                   371         502         743       1,022
                                          --------    --------    --------    --------
                                            19,239      34,004      36,687      64,087
                                          --------    --------    --------    --------

Operating income (loss)                        885        (873)      2,000        (150)

Interest expense                              (152)       (670)       (318)     (1,176)
Other income                                   119          74         129         180
                                          --------    --------    --------    --------
                                               (33)       (596)       (189)       (996)
                                          --------    --------    --------    --------

Income (loss) before income taxes              852      (1,469)      1,811      (1,146)
Income tax expense (benefit)                   382        (462)        778        (249)
                                          ========    ========    ========    ========
Net income (loss)                         $    470    $ (1,007)   $  1,033    $   (897)
                                          ========    ========    ========    ========

Net income (loss) per share               $   0.03    $  (0.05)   $   0.08    $  (0.05)
                                          ========    ========    ========    ========

                             SEE ACCOMPANYING NOTES.

                               VIDEO UPDATE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                                    Six Months Ended October 31,
                                                             1996        1997
                                                           --------    --------

OPERATING ACTIVITIES
    Net income (loss)                                      $  1,033    $   (897)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Depreciation and amortization                        11,409      19,670
        Accrued rent                                            700       1,212
        Deferred income taxes                                   131         694
        Changes in operating assets and liabilities, net
           of acquisitions of businesses:
            Accounts receivable                                (976)        179
            Inventory                                           946      (1,801)
            Other assets                                       (722)     (1,414)
            Accounts payable                                  2,643       9,516
            Income taxes payable                               (168)     (2,598)
            Other liabilities                                   529           9
                                                           --------    --------
Net cash provided by operating activities                    15,525      24,570

INVESTING ACTIVITIES
    Purchase of videocassette rental inventory              (17,169)    (26,799)
    Purchase of property and equipment                       (6,329)    (11,343)
    Investment in businesses, net of cash acquired             (166)       (610)
    Notes receivable from officers                             --          (160)
    Payments on notes receivable                                420          43
                                                           --------    --------
Net cash used in investing activities                       (23,244)    (38,869)

FINANCING ACTIVITIES
    Proceeds from notes payable                               5,326      14,000
    Payments on notes payable                                (9,525)     (2,029)
    Proceeds from issuance of common stock, net              25,032        --
                                                           --------    --------
Net cash provided by financing activities                    20,833      11,971
                                                           --------    --------

Increase (decrease) in cash and cash equivalents             13,114      (2,328)
Cash and cash equivalents at beginning of the period            676       2,424
                                                           --------    --------
Cash and cash equivalents at end of the period             $ 13,790    $     96
                                                           ========    ========

                             SEE ACCOMPANYING NOTES.

                               VIDEO UPDATE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1997
                                   (UNAUDITED)

1.       GENERAL

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1997.

         RECLASSIFICATION

         Certain prior year items have been reclassified to conform with the fiscal 1998 presentation.

2.       NET INCOME PER COMMON SHARE

         Net income (loss) per share under the treasury stock method is computed by dividing net income (loss) for the year by the weighted average number of shares of common stock and common stock equivalents, if dilutive, outstanding during the year. If the number of shares of common stock obtainable on exercise of outstanding options and warrants in the aggregate exceeds 20% of the number of common shares outstanding at the end of the period for which the computation is being made, the treasury stock method shall be modified in determining the dilutive effect of the options and warrants. The "treasury stock method - modified" is presented if it is found to be dilutive. The weighted average number of shares used in the net income (loss) per share calculation was reduced by the common shares placed in escrow in connection with the Company's initial public offering.


                                                             THREE MONTHS             SIX MONTHS
                                                           ENDED OCTOBER 31,       ENDED OCTOBER 31,
                                                         --------------------    --------------------
                                                           1996        1997        1996        1997
                                                         --------    --------    --------    --------
                                                            (In thousands, except per share amount)
EARNINGS PER SHARE
Net income (loss)                                        $    470    $ (1,007)   $  1,033    $   (897)
                                                         ========    ========    ========    ========

Weighted average shares outstanding:
    Class A common shares outstanding at quarter end       18,018      18,105      18,018      18,105
    Class B common shares outstanding at quarter end        2,000       2,000       2,000       2,000
    Less:  Class B common shares placed in escrow in
           connection with the initial public offering     (1,300)     (1,300)     (1,300)     (1,300)
    Effect of using weighted average common shares
        outstanding                                        (4,465)       --        (5,740)       --
    Effect of shares issuable under stock options and
        warrants based on the treasury stock method           348         177         483         177
                                                         --------    --------    --------    --------
                                                           14,601      18,982      13,461      18,982
                                                         ========    ========    ========    ========
Net income (loss) per common and common
  equivalent share                                       $   0.03    $  (0.05)   $   0.08    $  (0.05)
                                                         ========    ========    ========    ========


         In February, 1997 the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on April 30, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in no change in primary earnings per share for the three months and six months ended October 31, 1997 and 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

3.       DEFICIENCY OBLIGATIONS - ACQUISITIONS

         In connection with three acquisitions in which the Company has issued an aggregate of 574,506 shares of Class A Common Stock in fiscal 1996 and 1997, the Company may be obligated to make deficiency payments to such sellers equal to the difference between the guaranteed price of $7.00 to $15.00 for each share issued, and the actual market price obtained for such shares as of specified dates between July 1996 and October 1998. The remaining deficiency payments are estimated to be approximately $2,680,000 based on the closing stock price of $3.125 at October 31, 1997. The Company has the option of satisfying approximately $1,220,000 of this liability at October 31, 1997 through the issuance of additional shares of Class A Common Stock. The Company is currently disputing whether any deficiency payment is due with respect to 239,163 shares held by a seller in one of the acquisitions; the seller is claiming a deficiency payment based on proceeds from the sale of Class A Common Stock during the six month period of March 1996 to September 1996.

         During October 1997, a cash deficiency payment was made with regard to an acquisition in the cash amount of $68,562.

4.       STOCKHOLDER'S EQUITY

         In the first quarter of fiscal 1998, the Company canceled 65,750 shares of Class A Common Stock issued to a seller (reducing paid in capital and goodwill by approximately $500,000) as part of a purchase price adjustment related to one of the Company's Canadian acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the financial condition and results of operations should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto appearing elsewhere herein.

OVERVIEW

         The Company franchised its first store in January 1983 and opened its first Company-owned store in September 1989. By July 1994, when the Company completed its initial public offering, the Company had grown to 15 Company-owned stores and 30 franchised stores. Subsequently, the Company substantially accelerated its growth and as of October 31, 1997 operated 387 Company-owned stores in 20 states and six provinces in Canada, and has 34 franchised stores predominantly in the United States. The majority of the Company's stores located in the United States are superstores. Superstores are video specialty stores that carry more than 7,500 rental units.

         As a result of the acquisitions completed during fiscal 1995, 1996 and 1997, the Company anticipates that its results of operations will be reduced by the amortization of goodwill of approximately $36,612,000, with anticipated quarterly non-cash charges of approximately $504,000. The Company anticipates that future acquisitions will involve the recording of additional significant amounts of goodwill and deferred charges on its balance sheet.

         The Company generates revenues primarily from the rental of videocassettes and video games, from service fees from its franchisees, and from the sale of products. As reflected in the chart below, rental revenues at Video Update stores have accounted for the substantial majority of the Company's revenues. The Company expects that this trend will continue.


                     THREE MONTHS ENDED         SIX MONTHS ENDED
                         OCTOBER 31,              OCTOBER 31,
                    --------------------      --------------------
                      1996         1997        1996          1997
                    -------      -------      -------      -------
                        (In thousands)          (In thousands)

Rental revenue      $18,444      $29,152      $35,628      $56,964
Service fees            165          193          284          343
Product sales         1,515        3,786        2,775        6,630
                    -------      -------      -------      -------
                    $20,124      $33,131      $38,687      $63,937
                    =======      =======      =======      =======


OPERATING RESULTS

         The table below sets forth the percentage of revenues represented by certain items included in the Company's statement of operations for the periods indicated.


                                         SIX MONTHS ENDED OCTOBER 31,
                                         ----------------------------
                                             1996         1997
                                             -----       -----

Revenues:
    Rental revenue                            92.1 %      89.1 %
    Service fees                               0.7         0.5
    Product sales                              7.2        10.4
                                             -----       -----
Total revenues                               100.0       100.0

Costs and expenses:
    Store operating expenses                  78.3        83.5
    Selling, general and administrative       10.4         9.1
    Cost of product sales                      4.2         6.0
    Amortization of goodwill                   1.9         1.6
                                             -----       -----
Total cost and expenses                       94.8       100.2
                                             -----       -----
Operating income (loss)                        5.2        (0.2)

Other income (expense):
    Interest expense                          (0.8)       (1.9)
    Other income                               0.3         0.3
                                             -----       -----
Total other income (expense)                  (0.5)       (1.6)
                                             -----       -----
Income (loss) before income taxes              4.7        (1.8)
Income tax expense (benefit)                   2.0        (0.4)
                                             -----       -----
Net income (loss)                              2.7 %      (1.4)%
                                             =====       =====

SIX MONTHS ENDED OCTOBER 31, 1997 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1996

         RENTAL REVENUE. Rental revenue was approximately $56,964,000 and $35,628,000, or 89.1% and 92.1% of total revenues for the six months ended October 31, 1997 and 1996, respectively. The increase in rental revenue of $21,336,000 was derived primarily from video stores acquired during fiscal 1997, from the opening of 79 Company-owned stores, net of closings, since the second quarter of fiscal 1997, and from a 3% increase in same store revenues.

         SERVICE FEES. Service fees were approximately $343,000 and $284,000, or 0.5% and 0.7% of total revenues for the six months ended October 31, 1997 and 1996, respectively. Continuing service fees and royalties from franchisees accounted for 91.3% and 89.4% of total service fees, respectively.

         PRODUCT SALES. Product sales were approximately $6,630,000 and $2,775,000, or 10.4% and 7.2% of total revenues for the six months ended October 31, 1997 and 1996, respectively. The increase in product sales of $3,855,000 was primarily a result of product sales by the video stores acquired during fiscal 1997, from the opening of 79 Company-owned video stores, net of closings, since the second quarter of fiscal 1997 and from the increase in sales of fixed assets to franchisees. The increase as a percentage of total revenues was primarily due to a difference in product mix.

         STORE OPERATING EXPENSES. Store operating expenses consist primarily of compensation and related expenses including regional management expenses, occupancy expenses, and depreciation and amortization expenses. Operating expenses were approximately $53,372,000 and $30,286,000, or 83.5% and 78.3% of total revenues for the six months ended October 31, 1997 and 1996, respectively. The increase in store operating expenses of $23,086,000 was primarily the result of video stores acquired during fiscal 1997 and the opening of 79 Company-owned video stores, net of closings, since the second quarter of fiscal 1997.

         Compensation and related expenses were approximately $14,817,000 and $8,935,000, or 23.2% and 23.1% of total revenues for the six months ended October 31, 1997 and 1996, respectively. The increase of $5,882,000 was primarily due to video stores acquired during fiscal 1997 and from the opening of 79 Company-owned video stores, net of closings, since the second quarter of fiscal 1997.

         Occupancy expenses were approximately $15,967,000 and $8,917,000, or 25.0% and 23.0% of total revenues for the six months ended October 31, 1997 and 1996, respectively. The increase of approximately $7,050,000 was primarily due to video stores acquired during fiscal 1997 and from the opening of 79 Company-owned stores, net of closings, since the second quarter of fiscal 1997. The increase as a percentage of total revenues was primarily due to revenues of new and acquired stores not meeting management's expectations due primarily (management believes) to lack of public acceptance of new release titles and higher costs associated with the opening of new video stores prior to revenue reaching maturity during the first two years of operation.

         Depreciation and amortization expenses were approximately $17,967,000 and $10,267,000, or 28.1% and 26.5% of total revenues for the six months ended October 31, 1997 and 1996, respectively. Depreciation and amortization expense reflects the depreciation of store equipment and fixtures and the amortization of videocassettes. The increase of $7,700,000 was primarily attributable to the addition of new release videocassette inventory for new, existing, and acquired stores. The increase as a percentage of total revenues was primarily due to revenues of new and acquired stores not meeting management's expectations due primarily (management believes) to lack of public acceptance of new release titles and higher costs associated with the opening of new video stores prior to revenue reaching maturity during the first two years of operation. Amortization expense as a percentage of revenues for future periods may vary based on the Company's purchase of videocassette inventory, which is subject to change based on the Company's rate of expansion, studio release schedules and anticipated market demand.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were approximately $5,841,000 and $4,022,000, or 9.1% and 10.4% of total revenues for the six months ended October 31, 1997 and 1996, respectively. The increase of approximately $1,819,000 was primarily due to adding management personnel and administrative staff to support the Company's growth and related expenditures. The decrease as a percentage of total revenues was due to the increase in total revenues without a proportional increase in corporate overhead.

         COST OF PRODUCT SALES. Cost of product sales was approximately $3,852,000 and $1,636,000, or 6.0% and 4.2% of total revenues for the six months ended October 31, 1997 and 1996. The cost of product sales as a percentage of total product sales revenue was approximately 58.1% and 59.0% for fiscal 1997 and 1996, respectively. The decrease in the cost of product sales as a percentage of total product sales was primarily due to a difference in product mix.

         AMORTIZATION OF GOODWILL. Amortization of goodwill was approximately $1,022,000 and $743,000 or 1.6% and 1.9% of total revenues for the six months ended October 31, 1997 and 1996, respectively. The decrease as a percentage of total sales was primarily attributable to an increase in sales from new store openings without a proportional increase in the amortization of certain intangible assets resulting from the video stores acquired.

         INTEREST EXPENSE. Interest expense was approximately $1,176,000 and $318,000, or 1.9% and 0.8% of total revenues for the six months ended October 31, 1997 and 1996, respectively. The increase of $858,000 was primarily attributable to interest on increased borrowings under the Company's bank line of credit.

         OTHER INCOME. Other income was approximately $180,000 and $129,000, or 0.3% of total revenues for the six months ended October 31, 1997 and 1996. The increase of $51,000 was primarily due to an increase in interest on notes receivable from officers.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations to date through cash from operations, the proceeds of prior equity and debt offerings, borrowings under bank facilities, trade credit and equipment leases. The Company's principal capital requirements are for the opening and build out of new superstores, the purchase of videocassette rental inventory, and the acquisition of existing stores each of which varies based on market conditions and expansion plans.

         At October 31, 1997, the Company had cash and cash equivalents of approximately $96,000. The Company uses an unclassified balance sheet in its financial statements, and as a result, does not classify its assets or liabilities as current or noncurrent. If the Company were to use a classified balance sheet, a portion of videocassette rental inventories would be classified as noncurrent because they are not assets that are reasonably expected to be completely realized in cash or sold in one year. The acquisition cost of these inventories, however, would be reflected in current liabilities. The Company believes that classification of videocassette rental inventories as noncurrent assets would be misleading because it would not indicate the level of assets expected to be converted into cash in the next year as a result of rentals or sales of these videocassettes.

         For the six months ended October 31, 1997 net cash provided by operating activities was approximately $24,570,000. Net cash used in investment activities was approximately $38,869,000 consisting primarily of approximately $11,343,000 for new and remodeled stores, and conversion costs associated with acquired stores, and approximately $26,799,000 for the purchase of videocassette inventory for existing and new stores. Net cash generated from financing activities was approximately $11,971,000 resulting primarily from proceeds under the Company's bank line of credit.

         In February 1997, a syndicate led by Bank of America National Trust and Savings Association (successor by merger to "Bank of America Illinois") extended a $60 million revolving credit facility (as amended, the "Line of Credit") to the Company, with amounts borrowed thereunder bearing interest at variable rates based on the Federal Funds rate or the Eurodollar rate. The Line of Credit is convertible into a two-year term loan if it is not renewed or restructured on or before February 1998. As of October 31, 1997, approximately $32,000,000 was outstanding under the Line of Credit, bearing interest at 8.4% to 9.3%. During the term of the Line of Credit and thereafter to the extent any amounts are outstanding under the Line of Credit, the Company is subject to various restrictive covenants, including limitations on further indebtedness, other than trade credit and capital or operating leases, and requirements that the Company obtain written consent for certain acquisitions of new businesses or their assets (excluding new superstore openings) or entering into business combinations, including mergers, syndicates or joint ventures. The Line of Credit also restricts the amount and terms of debt that may be issued to sellers of acquired businesses and requires that the Company maintain certain cash flow ratios as well as certain ratios of total liabilities to tangible net worth.

         For the remainder of the current fiscal year, management currently expects to focus on maximizing the operating efficiencies of its existing and previously acquired locations and on completing the build out of new stores in locations for which the Company has signed lease commitments, rather than on aggressively expanding with new superstores in additional metropolitan areas where it does not presently have locations. The Company expects to fund its short-term capital needs, including the purchase of videocassette rental inventory and the build out of new stores, primarily through cash from operations, trade credit, and borrowings under the Line of Credit, if available (subject to the Company's maintenance of certain cash flow and tangible net worth ratios). No assurances can be given that the Company will not require additional sources of financing as a result of store openings or build outs currently in progress, disappointing operating results, unavailability under or non-renewal of the Line of Credit as a result of such operating results, or unanticipated cash needs or opportunities. Moreover, no assurances can be given that such additional funds will be available on satisfactory terms, if at all. If the Company is unable to obtain such additional financing, the Company may be required to reduce its overall expenditures and the Company's ability to maintain or expand its current level of operations could be materially and adversely affected.

         In addition, in July 1997, the Company announced it had entered into an Agreement and Plan of Merger (the "Agreement") to acquire Moovies, Inc. ("Moovies") in a stock-for-stock merger transaction (the "Merger"). In October 1997, the Company announced that it had entered into an Amendment (the "Amendment") to the Agreement (collectively, the Amendment and the Agreement are referred to as the "Merger Agreement"). The Merger Agreement provides that each stockholder of Moovies will receive .75 shares of Video Update Class A Common Stock for each share of Moovies Common Stock. The Merger is subject to stockholder approval of both companies, and is currently anticipated to be completed some time in the first calendar quarter of 1998.

         The obligations of the Company and Moovies to consummate the Merger are subject to the satisfaction of certain conditions, including, but not limited to, obtaining requisite approvals of the stockholders of the Company and Moovies, obtaining consents under their respective bank credit agreements (for the Company, a consent under and/or a modification of the Line of Credit), obtaining adequate financing, obtaining requisite regulatory approvals (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the "HSR Act" and the effectiveness under the securities laws of a registration statement which has not yet been filed), and the continuing accuracy, in all material respects, as of the effective time of the Merger of the representations and warranties made by the Company and Moovies in the Merger Agreement. Additionally, the Company intends to seek a restructuring/renewal of its current bank line of credit in connection with (and to satisfy conditions to) the consummation of the Merger Agreement, of which no assurance can be given. Each party has the right to waive certain of the closing conditions referred to above. No assurance can be given that these conditions will be satisfied or waived or that the Merger will be consummated on a timely basis, if at all.

         The Company filed the Notification and Report Form required by the HSR Act on November 13, 1997, and early termination of the waiting period established by the HSR Act was granted on or about November 18, 1997. Although such early termination has been granted, no assurances can be given that governmental action under the antitrust laws will not be taken before or after consummation of the Merger.

         The Company has promissory notes (the "Recourse Notes") from the Company's Chief Executive Officer and from the President for approximately $2,004,000 and $1,114,000, respectively, including accrued interest through October 31, 1997. The Recourse Notes were issued by the executives upon their exercise in August 1995 of 420,000 options granted to them under the Stock Option Plans in May 1995 at an exercise price of $4.3125, the fair market value of the stock on the date options were granted. The Recourse Notes represent the total exercise price of such options plus amounts advanced by the Company to such executives to satisfy then anticipated tax liabilities. The Recourse Notes, which provide for full recourse against the respective officer's personal assets and Company stockholdings, are due and payable in October 1999, and accrue interest at 8% per annum. In the event that the obligors sell shares of the Company's stock, the net proceeds thereof will be applied to payment, in part or in full, of the Recourse Notes.

         In addition, as of October 31, 1997, the Company has a note receivable from the President of the Company for approximately $32,000 which accrues interest at 8% per annum and is expected to be due November 1998, subject to board approval. The note represents advances from the Company to the President from January 1994 to April 1994, together with accrued interest.

         In connection with three acquisitions in which the Company has issued an aggregate of 574,506 shares of Class A Common Stock in fiscal 1996 and 1997, the Company may be obligated to make deficiency payments to such sellers equal to the difference between the guaranteed price of $7.00 to $15.00 for each share issued, and the actual market price obtained for such shares as of specified dates between July 1996 and October 1998. The remaining deficiency payments are estimated to be approximately $2,680,000 based on the closing stock price of $3.125 at October 31, 1997. The Company has the option of satisfying approximately $1,220,000 of this liability at October 31, 1997 through the issuance of additional shares of Class A Common Stock. The Company is currently disputing whether any deficiency payment is due with respect to 239,163 shares held by a seller in one of the acquisitions; the seller is claiming a deficiency payment based on proceeds from the sale of Class A Common Stock during the six month period of March 1996 to September 1996.

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

         The Company's video rental business may be affected by other factors, including acquisitions by the Company of existing video stores, additional and existing competition, marketing programs, weather, special or unusual events, variations in the number of superstore openings, and other factors that may affect retailers in general.

         The Company depends significantly on availability and consumer acceptance of new release videocassette titles available for rental. To the extent that available new release titles fail to stimulate consumer interest and retail traffic, operating results could be materially adversely affected.

PART II - OTHER INFORMATION
---------------------------
ITEM 1.  LEGAL PROCEEDINGS

         In connection with the acquisition of the assets of Videoland, Inc. ("Videoland") in November 1995, the Company issued 239,163 shares of its Class A Common Stock (the "Videoland Shares") to the sellers of the assets of Videoland (the "Videoland Sellers"). With respect to the Videoland Shares, the Company agreed to make a deficiency payment in October 1996 to the Videoland Sellers if the gross proceeds received by such sellers from the sale of the Videoland Shares during the six months from March 1996 through September 1996 is not equal to the number of shares of Videoland Shares sold multiplied by $12.00. The Videoland Sellers were subject to certain "lockup" or sale restrictions as a condition to any deficiency payment. Although the Videoland Sellers have now requested a deficiency payment of approximately $1,220,000 in October 1996 based on a sale of all of the Videoland Shares, the Company believes that the Videoland Sellers have violated the contractual lockup and sale restrictions. Accordingly, the Company has initiated an action in federal district court in Minnesota for a declaratory judgment that the Videoland Sellers are not entitled to any deficiency payment. Discovery in this matter has been completed and cross-motions for summary judgment are now pending before the court. Although no assurances can be given as to the outcome of such action, the Company intends to vigorously pursue the matter.

         On January 23, 1997, the Company filed an action (the "Minnesota Action") for breach of contract, breach of warranty, and negligence against Kieffer & Co., Inc., a sign manufacturer, ("Kieffer") seeking damages that resulted from Kieffer's manufacture and installation of signs on the Company's stores in several states in the United States. Kieffer filed counterclaims against the Company for breach of contract seeking $317,341.76 in damages. On January 24, 1997, Kieffer commenced a separate action for breach of contract (the "Wisconsin Action") against the Company in Sheboygan County (Wisconsin) Circuit Court seeking the same damages alleged in their counterclaim in the Minnesota Action. The Company removed the Wisconsin Action to the United States District Court for the Eastern District of Wisconsin. That court has stayed the Wisconsin Action pending the resolution of the Minnesota Action. On December 3, 1997, the parties settled their dispute pursuant to a confidential settlement agreement containing mutual releases (the "Kieffer Settlement Agreement"). Although the parties have executed the Kieffer Settlement Agreement, all steps necessary to consummate such agreement will not take place until

December 31, 1997. The parties will then execute and file with both the Minnesota and Wisconsin courts the appropriate stipulations to dismiss both cases with prejudice. Although no assurance can be given as to whether all necessary steps to consummate the Kieffer Settlement Agreement will take place, the Company does not believe that the resolution of the matter will materially adversely impact the Company's financial position or results of operations.

         The Company has been in litigation with CHJ Associates ("CHJ"), a Washington limited partnership, over a lease agreement. The matter has been resolved by the execution of an executory settlement agreement (the "CHJ Settlement Agreement"), under which CHJ will develop one or more Video Update stores for the Company in Washington state. Although no assurance can be given as to whether CHJ will comply with the terms of the CHJ Settlement Agreement, the Company does not believe that the resolution of the matter will materially adversely impact the Company's financial position or results of operations.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         A.   Exhibits.  The following exhibits are filed herewith:

                     Exhibit No.        Title
                     -----------        -----
                         10             Amended and Restated Voting Agreement
                                         executed in connection with the
                                         proposed merger with Moovies Inc.
                         27             Financial Data Schedule

         B. Reports on Form 8-K. Listed below are all Current Reports or amendments on Form 8-K that were filed during the fiscal quarter covered by this report, listing the items reported, any financial statements filed, and the dates of such reports.

                  1. Current Report on Form 8-K filed October 31, 1997, reporting the Amendment to the Agreement and Plan of Merger by and among Video Update, Inc., VUI Merger Corp. and Moovies, Inc., dated as of October 27, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      VIDEO UPDATE, INC.

Date:  December 15, 1997:             By: /s/Daniel A. Potter
                                              DANIEL A. POTTER,
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors

Date:  December 15, 1997:             By: /s/Christopher J. Gondeck
                                              CHRISTOPHER J. GONDECK,
                                              Chief Financial Officer