Form 10-Q
period 1998-01-31
VIDEO UPDATE INC
filed 1998-03-17
CIK 920042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended January 31, 1998

                                            or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____  to  _____

                         Commission file number: 0-24346


                               VIDEO UPDATE, INC.
                               ------------------
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                          41-1461110
          --------                                          ----------
 (State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

                             3100 World Trade Center
                               30 East 7th Street
                            ST. PAUL, MINNESOTA 55101
                            -------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (612) 222-0006
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
                                 --------------
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
     ---       ---
         The number of shares of Class A Common Stock, $.01 par value, outstanding at March 6, 1998 is 29,278,518.

                               VIDEO UPDATE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                  PAGE NO.
------------------------------                                                  --------
ITEM 1.  Financial Statements

         Consolidated Balance Sheets - April 30, 1997 and January 31, 1998          3

         Consolidated Statements of Income - Three Months and Nine Months
                  Ended January 31, 1997 and January 31, 1998                       4

         Consolidated Statements of Cash Flows - Nine Months Ended
                  January 31, 1997 and January 31, 1998                             5

         Notes to Consolidated Financial Statements - January 31, 1998              6

ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                               8

PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings                                                14

ITEM 6.           Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                                         15

                                    2 of 15

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                               VIDEO UPDATE, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                  ASSETS
                                                                             April 30,         January 31,
                                                                               1997               1998
                                                                      --------------------------------------
                                                                                               (UNAUDITED)
Cash and cash equivalents                                           $       2,424           $         1,424
Accounts receivable                                                         3,776                     3,763
Notes receivable from related parties                                       1,394                     1,529
Inventory                                                                   7,318                     7,981
Videocassette rental inventory -- net                                      45,479                    63,029
Property and equipment -- net                                              33,069                    43,012
Prepaid expenses                                                              783                     2,565
Recoverable income taxes                                                        -                       531
Goodwill -- net                                                            37,716                    36,117
Other assets                                                                1,648                     1,839
                                                                      ------------            --------------
Total assets                                                        $     133,607           $       161,790
                                                                      ============            ==============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                       $      20,564           $        33,853
Accounts payable                                                           12,196                    25,212
Accrued expenses                                                            2,415                     3,842
Accrued rent                                                                2,238                     4,226
Accrued compensation                                                        1,779                     2,029
Income taxes payable                                                        1,096                         -
Deferred income taxes                                                       2,327                     3,413

Commitments and contingencies

Stockholders' equity:
Preferred Stock, par value $.01 per share:
    Authorized shares -- 5,000,000
    Issued shares -- none                                                       -                         -
Class A Common Stock, par value $.01 per share:
    Authorized shares -- 60,000,000
    Issued and outstanding shares -- 18,170,341 at April 30,                  182                       181
      1997 and 18,104,591 at January 31, 1998
Class B Common Stock, par value $.01 per share:
    Authorized, issued and outstanding shares --                               20                        20
      2,000,000  at April 30, 1997 and January 31, 1998
    Additional paid-in capital                                             86,085                    84,257
    Retained earnings                                                       6,806                     7,719
    Foreign currency translation                                             (421)                   (1,282)
                                                                      ------------            --------------
                                                                           92,672                    90,895
    Notes receivable from officers for the exercise of options             (1,680)                   (1,680)
                                                                      ------------            --------------
Total stockholders' equity                                                 90,992                    89,215
                                                                      ------------            --------------
Total liabilities and stockholders' equity                          $     133,607           $       161,790
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


                                    3 of 15

                               VIDEO UPDATE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)




                                                Three Months Ended                   Nine Months Ended
                                                   January 31,                          January 31,
                                            1997                 1998              1997             1998
                                         ------------         ------------     -------------     ------------
Revenues:
    Rental revenue                     $      24,040        $      36,530    $       59,669    $      93,494
    Service fees                                 136                  179               419              522
    Product sales                              1,967                5,073             4,742           11,703
                                         ------------         ------------     -------------     ------------
                                              26,143               41,782            64,830          105,719

Costs and expenses:
    Store operating expenses                  18,903               31,205            49,329           84,821
    Selling, general and administrative        2,058                3,451             6,080            9,292
    Cost of product sales                      1,206                3,095             2,842            6,946
    Amortization of goodwill                     396                  501             1,139            1,523
                                         ------------         ------------     -------------     ------------
                                              22,563               38,252            59,390          102,582
                                         ------------         ------------     -------------     ------------

Operating income                               3,580                3,530             5,440            3,137

Interest expense                                 (31)                (747)             (349)          (1,923)
Other income                                     298                  403               567              827
                                         ------------         ------------     -------------     ------------
                                                 267                 (344)\             218           (1,096)
                                         ------------         ------------     -------------     ------------

Income before income taxes                     3,847                3,186             5,658            2,041
Income tax expense                             1,568                1,378             2,346            1,128
                                         ------------         ------------     -------------     ------------
Net income                             $       2,279        $       1,808    $        3,312    $         913
                                         ============         ============     =============     ============
Net income per share,
  basic and diluted                    $        0.12        $        0.10    $         0.22    $        0.05
                                         ============         ============     =============     ============



                             See accompanying notes.

                                    4 of 15

                               VIDEO UPDATE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                                                    Nine Months Ended January 31,
                                                                      1997                 1998
                                                                   ------------        -------------
Operating activities
    Net income                                                   $       3,312       $          913
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                   18,069               31,505
        Accrued rent                                                     1,128                1,988
        Deferred income taxes                                              665                1,086
        Changes in operating assets and liabilities, net
          of acquisitions of businesses:
            Accounts receivable                                         (1,282)                  10
            Notes receivable                                               137                    -
            Inventory                                                      746                 (663)
            Other assets                                                  (686)              (2,230)
            Accounts payable                                             2,632               13,016
            Income taxes payable                                           704               (1,627)
            Other liabilities                                            1,825                  776
                                                                   ------------        -------------
Net cash provided by operating activities                               27,250               44,774

Investing activities
    Purchase of videocassette rental inventory                         (26,168)             (42,638)
    Purchase of property and equipment                                  (9,888)             (14,312)
    Investment in businesses, net of cash acquired                      (8,375)                (610)
    Payment of deficiency on stock guarantee                                 -               (1,327)
    Notes receivable from officers                                           -                 (220)
    Payments on notes receivable                                           222                   43
                                                                   ------------        -------------
Net cash used in investing activities                                  (44,209)             (59,064)

Financing activities
    Proceeds from notes payable                                          5,326               15,204
    Payments on notes payable                                           (9,567)              (1,914)
    Proceeds from issuance of common stock, net                         25,032                    -
                                                                   ------------        -------------
Net cash provided by financing activities                               20,791               13,290
                                                                   ------------        -------------

Increase (decrease) in cash and cash equivalents                         3,832               (1,000)
Cash and cash equivalents at beginning of the period                       676                2,424
                                                                   ------------        -------------
Cash and cash equivalents at end of the period                   $       4,508       $        1,424
                                                                   ============        =============




                             See accompanying notes.

                                    5 of 15

                               VIDEO UPDATE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1998
                                   (UNAUDITED)

1.        GENERAL

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1997.

         Reclassification

         Certain prior year items have been reclassified to conform with the fiscal 1998 presentation.

2.       NET INCOME PER COMMON SHARE

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excluded any dilutive effect of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and when necessary, restated to conform to the Statement 128 requirements.




                                                               THREE MONTHS                    NINE MONTHS
                                                             ENDED JANUARY 31,               ENDED JANUARY 31,
                                                           ----------------------         ------------------------
                                                             1997         1998              1997           1998
                                                           ---------    ---------         ---------      ---------
                                                                    (In thousands, except per share amount)
Numerator:
     Net income                                          $    2,279   $    1,808        $    3,312     $      913
                                                           ---------    ---------         ---------      ---------
     Numerator for basic and diluted earnings
       per share--income available to common
       stockholders                                      $    2,279   $    1,808        $    3,312     $      913
                                                           ---------    ---------         ---------      ---------



Denominator:
    Denominator for basic earnings per
      share--weighted-average shares

    Class A common shares                                    18,054       18,105            14,203         18,105
    Class B common shares                                       700          700               700            700
                                                           ---------    ---------         ---------      ---------
                                                             18,754       18,805            14,903         18,805
Effect of dilutive securities:
    Employee stock options                                       13            -               197              -
    Contingent stock acquisition                                177          177               177            177
                                                           ---------    ---------         ---------      ---------
Dilutive potential common shares                                190          177               374            177

Denominator for diluted earnings per share--adjusted
  weighted-average shares and assumed conversions            18,944       18,982            15,277         18,982
                                                           =========    =========         =========      =========

Basic earnings per share                                  $     .12    $     .10         $     .22      $     .05
                                                           =========    =========         =========      =========

Diluted earnings per share                                $     .12    $     .10         $     .22      $     .05
                                                           =========    =========         =========      =========

                                    6 of 15

3.        DEFICIENCY OBLIGATIONS - ACQUISITIONS

         In connection with the acquisition of the assets of Videoland, Inc. ("Videoland") in November 1995, the Company issued 239,163 shares of its Class A Common Stock (the "Videoland Shares") to the sellers of the assets of Videoland (the "Videoland Seller"). With respect to the Videoland Shares, the Company agreed to make a deficiency payment in October 1996 to the Videoland Sellers if the gross proceeds received by such sellers from the sale of the Videoland Shares during the six months from March 1996 through September 1996 is not equal to the number of shares of Videoland Shares sold multiplied by $12.00. The Videoland Sellers were subject to certain "lockup" or sale restrictions as a condition to any deficiency payment. The Videoland Sellers requested a deficiency payment of approximately $1,220,000 in October 1996 based on a sale of all of the Videoland Shares. The Company initiated an action in federal district court in Minnesota for a declaratory judgement that the Videoland Sellers are not entitled to any deficiency payment. On January 26, 1998, the court entered a judgment against the Company in the amount of $1,220,000 (which amount is payable either in cash or in additional shares of Class A Common Stock, at the Company's option) plus interest from October 1996 and attorneys' fees . The Company intends to appeal the matter. Although no assurance can be given as to the outcome of such action, the Company intends to vigorously pursue the matter.

         With respect to an additional acquisition the Company may be obligated to pay up to an approximate aggregate amount of $250,000 through October 1998, based on closing stock price of $2.50 on January 30, 1998.

         In December 1997, a cash deficiency payment was made with regard to an acquisition in the cash amount of approximately $1,204,000.

4.    STOCKHOLDER'S EQUITY

         In the first quarter of fiscal 1998, the Company canceled 65,750 shares of Class A Common Stock issued to a seller (reducing paid in capital and goodwill by approximately $500,000) as part of a purchase price adjustment related to one of the Company's Canadian acquisitions.

5.    SUBSEQUENT EVENTS

         In March 1998 the Company completed the acquisition of Moovies, Inc. in a tax-free reorganization, whereby Moovies stockholders received .75 shares of Video Update Class A common stock in exchange for each share of Moovies common stock. Video Update issued approximately 9.3 million shares in this transaction. The acquisition will be accounted for under the purchase method of accounting and the excess of the cost over the estimated fair value of the assets acquired, estimated to be approximately $50.0 million will be amortized over 20 years.

         In March 1998, the stockholders approved the termination and cancellation of the Escrow Agreement by and among American Stock Transfer & Trust Company, Video Update and certain stockholders of Video Update. As a result (i) 10% or 130,000 of the 1,300,000 Class B shares of common stock held in escrow were forfeited and canceled; (ii) the remaining 1,170,000 shares of common stock were released from escrow, resulting in a one-time charge of approximately $3.5 million which the Company will record in the fourth quarter of fiscal 1998; and (iii) all 1,870,000 shares of Class B common stock were converted into Class A common stock and the preferential voting rights were eliminated.

         Simultaneous with the closing of the merger, the Company announced that a syndicate led by Banque Paribas had extended it a $120 million credit/term loan facility (the "Senior Facility"). The Senior Facility replaces Video Update's previous $60 million revolving credit facility. The Senior Facility consists of the following: (i) two term loans totaling $95.0, (ii) a $15.0 million capital expenditure line and (iii) a $10.0 million revolving line. The


                                    7 of 15

Company borrowed the $95.0 million of the two term loans in conjunction with the closing of the merger and the proceeds were used to refinance the current indebtedness of Moovies and Video Update and pay transaction expenses. The capital expenditure line is primarily available to fund the conversion of the Moovies store and integration costs, the opening of new stores and selected acquisitions. The revolving line is available for normal working capital needs. The facility is secured by all of the Company's assets. In connection with the Senior Facility, the Company also issued five year warrants to Banque Paribas to purchase one million shares of the Company's Class A common stock at an exercise price of $2.68.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the financial condition and results of operations should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto appearing elsewhere herein.

OVERVIEW

         The Company franchised its first store in January 1983 and opened its first Company-owned store in September 1989. By July 1994, when the Company completed its initial public offering, the Company had grown to 15 Company-owned stores and 30 franchised stores. Subsequently, the Company substantially accelerated its growth and as of January 31, 1998 operated 407 Company-owned stores in 20 states and six provinces in Canada, and has 35 franchised stores predominantly in the United States. The majority of the Company's stores located in the United States are superstores. Superstores are video specialty stores that carry more than 7,500 rental units.

         As a result of the acquisitions completed prior to January 31, 1998, the Company had $36,117,000 of goodwill and it expects to record additional goodwill of approximately $50 million as a result of the Moovies acquisition. The Company's results of operations will be reduced by the amortization of this goodwill with anticipated quarterly non-cash charges of approximately $1,135,000.

         The Company generates revenues primarily from the rental of videocassettes and video games, from service fees from its franchisees and from the sale of products. As reflected in the chart below, rental revenues at Video Update stores have accounted for the substantial majority of the Company's revenues. The Company expects that this trend will continue.



                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                    JANUARY 31,                         JANUARY 31,
                           -------------------------------     ------------------------------
                              1997               1998             1997              1998
                           ------------       ------------     ------------      ------------
                                   (In thousands)                     (In thousands)
Rental revenue           $      24,040      $      36,530    $      59,669     $      93,494
Service fees                       136                179              419               522
Product sales                    1,967              5,073            4,742            11,703
                           ============       ============     ============      ============
                         $      26,143      $      41,782    $      64,830     $     105,719
                           ============       ============     ============      ============

                                    8 of 15

OPERATING RESULTS

        The table below sets forth the percentage of revenues represented by certain items included in the Company's statement of operations for the periods indicated.


                                                    NINE MONTHS ENDED JANUARY 31,
                                                 ----------------------------------
                                                   1997                 1998
                                                 -------------         ------------
Revenues:
    Rental revenue                                      92.0%               88.4%
    Service fees                                         0.7                 0.5
    Product sales                                        7.3                11.1
                                                  ----------            --------
Total revenues                                         100.0               100.0

Costs and expenses:
    Store operating expenses                            76.1                80.2
    Selling, general and administrative                  9.4                 8.8
    Cost of product sales                                4.4                 6.6
    Amortization of goodwill                             1.7                 1.4
                                                  ----------            --------
Total cost and expenses                                 91.6                97.0
                                                  ----------            --------
Operating income                                         8.4                 3.0

Other income (expense):
    Interest expense                                    (0.5)               (1.8)
    Other income                                         0.8                 0.8
                                                  ----------            --------
Total other income (expense)                             0.3                (1.0)
                                                  ----------            --------
Income before income taxes                               8.7                 2.0
Income tax expense                                       3.6                 1.1
                                                  ----------            --------
Net income                                               5.1%                0.9%
                                                  ==========            ========



NINE MONTHS ENDED JANUARY 31, 1998 COMPARED TO NINE MONTHS ENDED
JANUARY 31, 1997

         Rental revenue. Rental revenue was approximately $93,494,000 and $59,669,000, or 88.4% and 92.0% of total revenues for the nine months ended January 31, 1998 and 1997, respectively. The increase in rental revenue of $33,825,000 was derived primarily from video stores acquired during fiscal 1997, from the opening of 80 Company-owned stores, net of closings, since the third quarter of fiscal 1997, and from a 6% increase in same store revenues.

         Service fees. Service fees were approximately $522,000 and $419,000, or .5% and .7% of total revenues for the nine months ended January 31, 1998 and
1997, respectively. Continuing service fees and royalties from franchisees accounted for 94.4% and 92.8% of total service fees, respectively.

         Product sales. Product sales were approximately $11,703,000 and $4,742,000, or 11.1% and 7.3% of total revenues for the nine months ended January 31, 1998 and 1997, respectively. The increase in product sales of $6,961,000 was primarily a result of product sales by the video stores acquired during fiscal 1997, from the opening of 80 Company-owned video stores, net of closings, since the third quarter of fiscal 1997 and from the increase in sales of fixed assets to franchisees. The increase as a percentage of total revenues was primarily due to (i) an increased demand for the purchase of video games, especially in Canada, (ii) the introduction of confection items in selected markets and (iii) increased sales of holiday videocassettes. The Company anticipates that product sales as a percentage of revenue will continue to increase during the next year as the Moovies stores have historically experienced higher levels of product sales.

         Store operating expenses. Store operating expenses consist primarily of compensation and related expenses including regional management expenses, occupancy expenses, and depreciation and amortization


                                    9 of 15
expenses. Operating expenses were approximately $84,821,000 and $49,329,000, or 80.2% and 76.1% of total revenues for the nine months ended January 31, 1998 and 1997, respectively. The increase in store operating expenses of $35,492,000 was primarily the result of video stores acquired during fiscal 1997 and the opening of 80 Company-owned video stores since the second quarter of fiscal 1997.

         Compensation and related expenses were approximately $21,702,000 and $13,863,000, or 20.5% and 21.4% of total revenues for the nine months ended January 31, 1998 and 1997, respectively. The increase of $7,839,000 was primarily due to video stores acquired during fiscal 1997 and from the opening of 80 Company-owned video stores, net of closings, since the third quarter of fiscal 1997.

         Occupancy expenses were approximately $24,843,000 and $14,324,000, or 23.5% and 22.1% of total revenues for the nine months ended January 31, 1998 and 1997, respectively. The increase of approximately $10,519,000 was primarily due to video stores acquired during fiscal 1997 and from the opening of 80 Company-owned stores, net of closings, since the third quarter of fiscal 1997. The increase as a percentage of total revenues was primarily due to revenues of new stores not meeting management's expectations due primarily (management believes) to lack of public acceptance of new release titles and higher costs associated with the opening of new video stores prior to revenue reaching maturity during the first two years of operations.

         Depreciation and amortization expenses were approximately $28,933,000 and $16,305,000, or 27.4% and 25.2% of total revenues for the nine months ended January 31, 1998 and 1997, respectively. Depreciation and amortization expense reflects the depreciation of store equipment and fixtures and the amortization of videocassettes. The increase of $12,628,000 was primarily attributable to the addition of new release videocassette inventory for new, existing and acquired stores. The increase as a percentage of total revenues was primarily due to revenues of new and acquired stores not meeting management's expectations due primarily (management believes) to lack of public acceptance of new release titles and higher costs associated with the opening of new video stores prior to revenue reaching maturity during the two years of operations. Amortization expense as a percentage of revenues for future periods may vary based on the Company's purchase of videocassette inventory, which is subject to change based on the Company's rate of expansion, studio release schedules and anticipated market demand.

         Selling, general and administrative. Selling, general and administrative expenses were approximately $ 9,292,000 and $6,080,000, or 8.8% and 9.4% of total revenues for the nine months ended January 31, 1998 and 1997, respectively. The increase of approximately $3,212,000 was primarily due to adding management personnel and administrative staff to support the Company's growth and related expenditures. The decrease as a percentage of total revenues was due to the increase in total revenues without a proportional increase in corporate overhead. The Company anticipates that the expense as a percentage of revenue will continue to decline during the next year as the Moovies locations are integrated into operations without a corresponding increase in expense and as the newer stores continue to mature.

         Cost of product sales. Cost of product sales was approximately $6,946,000 and $2,842,000, or 6.6% and 4.4% of total revenues for the nine months ended January 31, 1998 and 1997. The cost of product sales as a percentage of total product sales revenue was approximately 59.4% and 59.9% for fiscal 1998 and 1997, respectively. The decrease in the cost of product sales as a percentage of total product sales was primarily due to a difference in product mix. The Company anticipates that the cost of product sales as a percentage of product sales will remain consistent with historical results, but will fluctuate quarterly based upon customer demands.

         Amortization of goodwill. Amortization of goodwill was approximately $1,523,000 and $1,139,000 or 1.4% and 1.7% of total revenues for the nine months ended January 31, 1998 and 1997, respectively. The decrease as a percentage of total sales was primarily attributable to an increase in sales from new store openings without a proportional increase in the amortization of certain intangible assets resulting from the video stores acquired.

         As a result of the acquisitions completed prior to January 31, 1998, the Company had $36,117,000 of goodwill and it expects to record additional goodwill of approximately $50 million as a result of the Moovies acquisition. The Company's results of operations will be reduced by the amortization of this goodwill with anticipated quarterly non-cash charges of approximately $1,135,000.

         Interest expense. Interest expense was approximately $1,923,000 and $349,000, or 1.8% and 0.5% of total revenues for the nine months ended January 31, 1998 and 1997, respectively. The increase of $1,574,000 was primarily attributable to interest on increased borrowings under the Company's bank line of credit. The Company
                                    10 of 15
anticipates that interest expense will increase substantially as a result of the increased borrowing and a slightly higher interest rate.

         Other income. Other income was approximately $827,000 and $567,000, or 0.8% of total revenues for the nine months ended January 31, 1998 and 1997. The increase of $260,000 was primarily due to an increase in rebates from the Company's primary video suppliers and interest on notes receivable.

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

         At January 31, 1998, the Company had cash and cash equivalents of approximately $1,424,000. The Company uses an unclassified balance sheet in its financial statements, and as a result, does not classify its assets or liabilities as current or noncurrent. If the Company were to use a classified balance sheet, a portion of videocassette rental inventories would be classified as noncurrent because they are not assets that are reasonably expected to be completely realized in cash or sold in one year. The acquisition cost of these inventories, however, would be reflected in current liabilities. The Company believes that classification of videocassette rental inventories as noncurrent assets would be misleading because it would not indicate the level of assets expected to be converted into cash in the next year as a result of rentals or sales of these videocassettes.

         For the nine months ended January 31, 1998 net cash provided by operating activities was approximately $44,774,000. Net cash used in investment activities was approximately $59,064,000 consisting primarily of approximately $14,312,000 for new and remodeled stores, and conversion costs associated with acquired stores, and approximately $42,638,000 for the purchase of videocassette inventory for existing and new stores. Net cash generated from financing activities was approximately $13,290,000 resulting primarily from proceeds under the Line of Credit.

         In February 1997, a syndicate led by Bank of America National Trust and Savings Association (successor by merger to "Bank of America Illinois") extended a $60 million revolving credit facility (as amended, the "Line of Credit") to the Company. As of January 31, 1998, approximately $32,000,000 was outstanding under the Line of Credit.

         In March 1998 the Company completed the acquisition of Moovies, Inc. (the "Merger") the Company issued approximately 9.3 million shares of Class A common stock in exchange for Moovies common stock. The transaction will be treated as a tax-free exchange for Federal income tax purposes and recorded under the purchase method of accounting.

         Simultaneous with the closing of the Merger, the Company announced that a syndicate led by Banque Paribas had extended it a $120 million credit/term loan facility (the "Senior Facility"). This Senior Facility replaces the Line of Credit. The Senior Facility consists of the following: (i) two term loans totaling $95.0, (ii) a $15.0 million capital expenditure line and (iii) a $10.0 million revolving line. The Company borrowed the $95.0 million of the two term loans in conjunction with the closing of the Merger and the proceeds were used to (i) refinance approximately $35,000,000 of outstanding indebtedness including accrued interest under the Line of Credit, (ii) refinance approximately $50,000,000 of indebtedness of Moovies under Moovies' previous credit agreement, and (iii) pay transaction fees and expenses relating to the Merger of approximately $10,000,000, (including legal fees, accounting fees, and registration fees). The capital expenditure line is primarily available to fund the conversion of the acquired Moovies stores and integration costs, the opening of new stores and selected acquisitions. The revolving line is available for normal working capital needs.

         Amounts borrowed under the Senior Facility bear interest at variable rates based on the "base rate" (i.e. the higher of the federal funds rate, plus 1/2 of 1% or the prime commercial lending rate) or the interbank Eurodollar rate (approximately 8.5% and 5.68% per annum, respectively as of March 6, 1998), respectively plus an applicable margin rate that could range from .5% to 3.75%. Amounts currently outstanding are accruing interest at 9.3%.




                                    11 of 15

         In addition, the Senior Facility includes negative, affirmative and financial covenants including, but not limited to, minimum pretax earnings, minimum free cash flow, minimum net worth, maximum indebtedness, maximum leverage, minimum fixed charge coverage, a prohibition or restriction on capital expenditures, debt and guarantees, liens and encumbrances on any property, mergers, consolidations, investments, advances, divesitures, change or business or conduct of business, joint ventures, partnerships, the creation of new subsidiaries, dividends, distributions, repurchases or redemptions of outstanding stock (including options or warrants), the voluntary prepayment, repurchase redemption or defeasance of debt, and the acquisition, sale or transfer, lease or sale-leaseback of assets. The Senior Facility is secured by substantially all of the Company's assets as well as by pledges of its stock in its subsidiaries, which subsidiaries also have provided guarantees of the Company's obligations.

         For the remainder of the current year and at least the first half of fiscal 1999, the Company expects to focus on maximizing the operating efficiencies of its existing and acquired locations and on completing the build-out of new stores in locations for which the Company has signed lease commitments, rather than on aggressively expanding with new superstores in additional metropolitan areas where it does not presently have locations. The Company expects to fund its short term capital needs, including the purchase of videocassette rental inventory and the build-out of new stores, primarily through cash from operations, trade credit and borrowings under the Senior Facility.

         Regarding videocassette rental inventory, in connection with the acquisition of Moovies, the Company also executed a revenue sharing agreement (the "Rentrak Agreement") with Rentrak Corporation ("Rentrak"), a distributor of prerecorded videocassettes and other media, which agreement became effective upon the closing of the Merger. Under the Rentrak Agreement, the Company will be obligated to obtain a minimum annual dollar amount of new release titles from Rentrak. The minimum dollar amount is subject to increase or decrease depending on the Company's gross revenue from video sales/rentals and the number of major studios participating in Rentrak. Under the Rentrak Agreement, the Company may choose which stores offer a title from Rentrak, but if a store obtains a copy of a new release title from Rentrak, it would have to obtain all copies of that title from Rentrak. The Company believes that Rentrak could be a cost effective source for larger orders of an individual title. Using Rentrak could enable the Company to order larger numbers of copies of a particular title to satisfy customer demand than would be cost-effective if the copies were purchased for rental. When the Company chooses to offer a title under the Rentrak Agreement a minimum number of copies for each store is often established by Rentrak based on prior experience with similar titles. The Company expects to be able to obtain a wide variety of titles under the Rentrak Agreement because Rentrak has a supplier relationship with three of the six largest studios.

         To obtain the full benefits of the Rentrak Agreement, the Company must correctly identify the new release and other titles that it should lease from Rentrak and the stores that should receive them. To the extent that the Company obtains new releases or other video products from Rentrak for too many or the wrong stores, the Company's operations and profits could be adversely affected. No assurances can be given that the Company will be effective in using Rentrak as a supplier under the Rentrak Agreement to achieve its intended results. In addition, certain of the Company's competitors, including some with greater capital resources than the Company, have entered into revenue sharing arrangements with Rentrak as well. Such arrangements, together with any other similar revenue sharing agreements with movie studios or distributors, could allow the Company's competitors to order and stock a greater number of new release and other titles, thus increasing competition in those areas in which each of the Company and its competitors have retail locations and diminishing the potential benefits of the Company's agreement with Rentrak, which could have a material adverse effect on operations.

         The Company expects that its cash and cash equivalents, when combined with available trade credit and funds available under the Senior Facility, will be sufficient to fund the integration of acquired Moovies locations, planned store openings and other operating cash needs of the Company for at least the next twelve months. However, no assurance can be given that the Company will not require additional sources of financing prior to such time, as a result of unanticipated cash needs or opportunities, an expanded growth strategy or disappointing operating results. In particular, no assurances can be given that the Company will be successful in timely integrating and managing the operating, purchasing, marketing and management information systems of Moovies with those of the Company or that the Company will be able to hire, train, retain and assimilate selected individuals at newly acquired locations. No assurance can be given that the additional funds required, whether within the next twelve months or thereafter, will be available on satisfactory terms, if at all. If the Company is unable to obtain such additional financing, the Company may be required to reduce its overall expenditures and the Company's ability to maintain or expand its level of operation could be materially and adversely affected.


                                    12 of 15

         Moreover if the Company is unable to maintain its current level of operations in subsequent quarters, it will be required to reduce its overall expenditures and expansion plans to comply with the covenants and requirements of the Senior Facility. Additionally, any failure by the Company to maintain its level of operations within the covenants and requirements of the Senior Facility could cause the Company to be in default under the Senior Facility, allowing the syndicated lenders under the Senior Facility to take legal action against the Company, including but not limited to, the immediate acceleration of payment of borrowed funds under the Senior Facility, which could materially and adversely affect the Company's operations. The immediate acceleration of debt thereunder or the cancellation of the Senior Facility, in whole or in part, would have a material adverse effect on the Company's operations and financial condition.

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

         In connection with the acquisition of the assets of Videoland, Inc. ("Videoland") in November 1995, the Company issued 239,163 shares of its Class A Common Stock (the "Videoland Shares") to the sellers of the assets of Videoland (the "Videoland Seller"). With respect to the Videoland Shares, the Company agreed to make a deficiency payment in October 1996 to the Videoland Sellers if the gross proceeds received by such sellers from the sale of the Videoland Shares during the six months from March 1996 through September 1996 is not equal to the number of shares of Videoland Shares sold multiplied by $12.00. The Videoland Sellers were subject to certain "lockup" or sale restrictions as a condition to any deficiency payment. The Videoland Sellers requested a deficiency payment of approximately $1,220,000 in October 1996 based on a sale of all of the Videoland Shares. The Company initiated an action in federal district court in Minnesota for a declaratory judgement that the Videoland Sellers are not entitled to any deficiency payment. On January 26, 1998, the court entered a judgment against the Company in the amount of $1,220,000 (which amount is payable either in cash or in additional shares of Class A Common Stock, at the Company's option) plus interest from October 1996 and attorneys' fees. The Company intends to appeal the matter. Although no assurance can be given as to the outcome of such action, the Company intends to vigorously pursue the matter.

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

         Reference to Private Securities Litigation Reform Act: Statements made by the Company that are not historical facts are forward looking statements that involve risks and uncertainties. Actual results could differ materially from those expressed or implied in forward looking statements. All such forward looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause financial performance to differ materially from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), including the acquisition of Moovies, changes in business strategy or development plans, new store openings, availability of products, availability of financing, competition, management, ability to manage growth, loss of customers, weather (particularly on weekends and holidays), consumer acceptance of new release videocassette titles, and a variety of other factors. Further information on these and other risks is included in the Company's Annual Report on Form 10-K for the year ended April 30, 1997, as well as the Company's other filings with the Securities and Exchange Commission, including the Company's registration statement on Form S-4, declared effective January 27, 1998.



                                    13 of 15

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

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS

         In connection with the acquisition of the assets of Videoland, Inc. ("Videoland") in November 1995, the Company issued 239,163 shares of its Class A Common Stock (the "Videoland Shares") to the sellers of the assets of Videoland (the "Videoland Seller"). With respect to the Videoland Shares, the Company agreed to make a deficiency payment in October 1996 to the Videoland Sellers if the gross proceeds received by such sellers from the sale of the Videoland Shares during the six months from March 1996 through September 1996 is not equal to the number of shares of Videoland Shares sold multiplied by $12.00. The Videoland Sellers were subject to certain "lockup" or sale restrictions as a condition to any deficiency payment. The Videoland Sellers requested a deficiency payment of approximately $1,220,000 in October 1996 based on a sale of all of the Videoland Shares. The Company initiated an action in federal district court in Minnesota for a declaratory judgement that the Videoland Sellers are not entitled to any deficiency payment. On January 26, 1998, the court entered a judgment against the Company in the amount of $1,220,000 (which amount is payable either in cash or in additional shares of Class A Common Stock, at the Company's option) plus interest from October 1996 and attorneys' fees. The Company intends to appeal the matter. Although no assurance can be given as to the outcome of such action, the Company intends to vigorously pursue the matter.

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

                           None



                                    14 of 15

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VIDEO UPDATE, INC.

Date: March 16, 1998:               By:     /S/DANIEL A. POTTER
                                            --------------------------------
                                             DANIEL A. POTTER,
                                             Chief Executive Officer and
                                             Chairman of the Board of Directors


Date: March 16, 1998:               By:     /S/STEPHEN L. REYNOLDS
                                            --------------------------------
                                            STEPHEN L. REYNOLDS,
                                            Chief Financial Officer


                                    15 of 15