Form 10-K
period 1998-04-30
VIDEO UPDATE INC
filed 1998-08-13
CIK 920042

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ---------------

                                   FORM 10-K

  (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (NO FEE REQUIRED)

  FOR THE FISCAL YEAR ENDED APRIL 30, 1998, OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

  FOR THE TRANSITION PERIOD FROM       TO

  COMMISSION FILE NUMBER 0-19253

                               ---------------

                              VIDEO UPDATE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              41-1461110
     (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

        3100 WORLD TRADE CENTER                         55101
        30 EAST SEVENTH STREET                       (ZIP CODE)
          ST. PAUL, MINNESOTA
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                (651) 222-0006
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     CLASS A COMMON STOCK, $.01 PAR VALUE
                                CLASS B WARRANT
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X    No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

  Aggregate market value of registrant's voting stock held by non-affiliates as of July 29, 1998: Class A Common Stock, $.01 par value: $35,222,388.31, based on a closing price of $1.31 per share.

  Number of shares outstanding of each of the registrant's classes of common stock, as of July 29, 1998: Class A Common Stock, $.01 par value: 29,278,518 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE:

  Note: The discussions in this Form 10-K contain forward looking statements that are subject to risks and uncertainties. The actual results of Video Update, Inc. and subsidiaries (the "Company") could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K. Statements contained in this Form 10-K that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for fiscal 1999 and beyond to differ materially from those expressed or implied in any forward looking statements made by, or on behalf of, the Company.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Video Update, Inc. ("Video Update" or the "Company") owns and operates video specialty stores throughout North America. As of April 30, 1998, the Company owned and operated 681 stores located in 31 states and six provinces in Canada and franchised 72 additional video specialty stores predominantly in the United States. As of April 30, 1998, 479, or approximately 86%, of the Company's stores in the United States, and 125, or approximately 93% of the Company's Canadian stores, were superstores, defined as retail video stores that carry more than 7,500 rental units. The Company believes that, as of the end of its most recent fiscal year, it is the third largest video specialty retailer in the United States and the third largest video specialty retailer in Canada based on the number of superstores it operates. Video Update stores in the United States and Canada offer on average approximately 10,700 and 8,500 rental units, respectively, including multiple copies of new and popular releases and video games, in a visually appealing and customer friendly layout.

  The Company franchised its first store in January, 1983 and opened its first company-owned store in September, 1989. By July, 1994, when the Company completed its initial public offering, the Company had grown to 15 company-owned stores and 30 franchised stores and had developed a cost-effective superstore format that distinguished the Company from other video retailers by providing it with the flexibility to expand into desirable sites in both small and large markets without compromising profitability, or decreasing the number of viable markets into which it could expand. During fiscal 1998, the Company rapidly grew in size from 343 to 681 Company-owned stores. During this period, the Company acquired 267 video stores in its acquisition of Moovies, Inc., ("Moovies") opened 84 new video superstores and closed 13 stores, including stores closed related to acquisitions. Same store sales during fiscal 1998 increased by approximately 2%. As a result of this acquisition, new superstore openings and increases in same store sales, the Company's revenues increased from approximately $91,799,000 in fiscal 1997 to approximately $156,154,000 in fiscal 1998.

 The Home Video Industry

  The home video retail industry has experienced significant growth over the last several years. According to industry reports, gross rental revenues for the home video industry in the United States have grown from approximately $2.6 billion for rentals in 1985 to approximately $7.5 billion for rentals in 1997. Industry reports also show that over 80% of American households owning televisions also owned a VCR and that nearly one quarter of all Americans make a trip each week to their video store. Convenience, limited out-of-pocket expense and reliability are all factors that make video rentals the preferred medium of entertainment for millions of customers.

  According to industry reports, the home video market remains the largest single source of revenue to movie studios, accounting for more than 50% of movie studios' total revenues. Of the many movies produced by major studios and released in the United States each year, relatively few are profitable for the studios based on box office revenue alone. In addition to purchasing box office hits, video specialty stores typically purchase movies on video that were not as successful at the box office because customers will often rent a video that they might not view at a theater. The Company believes that the consumer is more likely to view movies that were not box office hits on a rented video than on any other medium because video specialty stores provide an inviting opportunity to browse and make an impulse choice among a very broad selection of movie titles at a relatively low price. These purchases by the video stores provide the major movie studios with a reliable source of revenue for the majority of their movies. In addition, many of the major studios have entered into revenue-sharing arrangements with a few of the larger national chains, such as Video Update. The Company expects that such revenue-sharing arrangements will allow retailers to offer a greater quantity of titles to meet consumer demand, enhancing the interdependent relationship between the studios and the larger national chains.

  The Company believes that the home video industry remains highly fragmented. Over the last five years, the industry has been characterized by significant consolidation, with larger regional and national chains of superstores acquiring smaller chains and locations. The Company also believes that there has been a recent trend toward consolidation in the retail video industry driven by the recognition by store operators of the competitive advantages that larger organizations enjoy in terms of access to working capital, marketing efficiencies and other economies of scale and the enhanced ability to obtain quality retail locations. The Company expects that this consolidation will continue and that larger national chains, such as Video Update, will continue to gain market share from smaller "mom and pop" operations.

  Although the domestic video retail industry includes both rentals and sales, the consumer market for videos has primarily been a rental market. Movie studios determine the suggested retail prices of videos and, through that pricing influence, the relative levels of video rentals and sales. Videos released at a relatively high price, generally $60 or more, are generally purchased by video retailers and made available for rental. Videos released at a relatively low price, typically between $15 and $25, are generally purchased by video retailers for both sale and rental and may be purchased by consumers at a variety of retail locations. The Company believes that movie studios attempt to maximize total revenue from video releases by maintaining retail prices at a relatively high level during the first four months to one year after a new video release, during which time sales are made primarily to video retailers for rental, and then releasing the video at a lower price to promote sales to consumers. From time to time, however, certain movies that are believed to have mass appeal or family appeal such as Titanic, Lost in Space and Godzilla, are initially released for sale at a relatively low price. Video retailers purchase a large portion of these titles at the same low price, which titles thereafter become low cost rentals for such retailers. These lower priced releases are more attractive rentals to the retailer because of the relatively few number of rentals required to recover their cost and provide a favorable economic return to the retailer.

  Historically, new technologies have led to the creation of additional distribution channels for movie studios. Movie studios seek to maximize their revenues by releasing movies in sequential release date "windows" to various movie distribution channels. These distribution channels currently include, in release date order, movie theaters, video specialty stores, pay-per-view, basic cable television, and foreign, network and syndicated television. The Company believes that this method of sequential release has allowed movie studios to increase their total revenue with relatively little adverse effect on the revenue derived from previously established channels and that movie studios will continue the practice of sequential release as new distribution channels become available. According to Paul Kagan Associates, Inc., many movie studios have recently agreed to extend the length of the exclusive window on many new release videos for video specialty stores from the current practice of 30 days to between 60 and 90 days and longer. The Company believes that the length of time between the movie theater release date and the release date to video specialty stores is also getting shorter. The Company believes that studios are also starting to bypass the movie theaters by releasing high quality and popular movie sequels such as Lion King 2 and Pocahantas 2, directly to video specialty stores.

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

  Provide Extensive Selection of Videocassettes. At April 30, 1998, 479, or approximately 86%, of the Company's stores in the United States and 125, or approximately 93%, of the Company's Canadian stores were superstores. Superstores are video rental stores that have more than 7,500 rental units. The Company believes that an extensive selection of videocassettes is a key determinant that consumers consider in choosing to visit and patronize a particular video store. The Company tailors the videocassettes available for rent in a given store according to the market served by that store. Additionally, catalog videocassettes (those in release for more than one year) are displayed in a library style (spine-out method) allowing for significantly more videocassettes per square footage of rental space. As a result, the Company believes that it is able to provide an extensive selection, yet retain greater flexibility than many of its competitors in terms of store size in which it can operate.

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

  Aggressive Marketing. The Company utilizes an aggressive marketing program designed to attract new customers and increase the frequency of rentals by current customers. The Company focuses its marketing on individual stores and the local markets in which they operate. Direct mailings, including postcards and flyers, are utilized regularly. Additionally, the Company extensively promotes with couponing and cross promotions. The Company's popular "Two-for- $.99 Tuesday" rental promotion is used throughout its system and has been effective in building customer loyalty and increasing revenue on a day of the week that historically has not been a significant rental volume day.

  Geographic Concentration. The Company has locations in 31 states and six provinces in Canada. For fiscal year 1999, the Company intends to focus on maximizing the operating efficiencies of these locations and on completing the build out of new stores in locations for which the Company has signed lease commitments, rather than on aggressively expanding with new superstores in additional metropolitan areas where it does not presently have locations. The Company expects that the geographic concentration of its existing stores together with acquired stores will allow the Company to more easily monitor store operations through its regional management offices and to achieve operating efficiencies in inventory management, marketing, distribution, training and store supervision. Because the Company operates multiple stores, it is able to receive relatively large aggregate cooperative advertising credits from its distributors. The Company receives cooperative advertising credits for each store it operates, and by operating multiple stores in a single geographic market, it can more effectively use cooperative advertising credits to maximize the impact of its advertising.

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

GROWTH STRATEGY

  During fiscal 1997 and 1998, the Company grew in size from 204 to 681 company-owned stores, including the acquisition of 267 stores from Moovies, Inc., in March, 1998. As a result of acquisitions and the previous rapid growth rate, for fiscal 1999 the Company intends to focus on maximizing the operating efficiencies of the acquired locations as well as its existing locations. The key elements of the Company's development and growth strategy include the following:

  Targeted Superstore Development. During fiscal 1998, exclusive of the Moovies acquisition, the Company opened 84 new video superstores and closed 13 stores, including stores closed related to acquisitions. The Company intends to open a limited number of superstores (currently estimated to be no more than 20 new superstores) in fiscal 1999 in its existing markets and selected new markets where attractive opportunities are available. The Company believes that the selection of locations for its superstores has been and will continue to be critical to the success of its operations. Important criteria for selection of a new superstore location include density of local residential population, traffic count on roads immediately adjacent to the superstore location, visibility of the superstore to passing motorists, easy accessibility and ample parking. Video Update estimates that each new superstore currently requires up to 24 months of operations in order to ramp-up to its expected level of mature operations.

  Targeted Acquisitions. The Company believes that acquiring chains of stores is often the most cost-effective means of entering a new market, particularly when the stores are in desirable locations. The Company also believes that the rental video industry has experienced a recent trend toward consolidation driven by the recognition by store operators of the competitive advantages that larger organizations enjoy in terms of access to working capital, marketing efficiencies and other economies of scale and the enhanced ability to obtain quality retail locations. This trend has created an opportunity for the Company to grow further through acquisitions. The Company believes that it will continue to be presented with attractive acquisition opportunities. The Company's ability to resume an acquisition growth strategy is dependent upon its ability to generate cash flow from operations and to raise additional capital.

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

  The Company seeks to locate its stores in geographic areas that will enable it to achieve operating efficiencies in inventory management, advertising, marketing, distribution, training and store supervision. The following table sets forth the locations of existing Company-owned and franchised stores as of April 30, 1998:

                                                 NUMBER OF   NUMBER OF
                                               COMPANY OWNED FRANCHISED TOTAL OF
   STATE OR PROVINCE                              STORES       STORES    STORES
   -----------------                           ------------- ---------- --------
   Alaska.....................................        3         --          3
   Arizona....................................       43         --         43
   Arkansas...................................        2         --          2
   California.................................        1         --          1
   Colorado...................................       11         --         11
   Connecticut................................        3         --          3
   Florida....................................      --            4         4
   Georgia....................................       37         --         37
   Illinois...................................       24         --         24
   Indiana....................................       26         --         26
   Iowa.......................................       19         --         19
   Kentucky...................................      --           33        33
   Michigan...................................       20         --         20
   Minnesota..................................       63          10        73
   Missouri...................................       13         --         13
   Nebraska...................................        4         --          4
   Nevada.....................................        8         --          8
   New Hampshire..............................      --            7         7
   New Jersey.................................        6         --          6
   New Mexico.................................        1         --          1
   New York...................................       12         --         12
   North Carolina.............................       39         --         39
   Ohio.......................................       32         --         32
   Oklahoma...................................        7         --          7
   Oregon.....................................        2         --          2
   Pennsylvania...............................       30           1        31
   South Carolina.............................       34         --         34
   South Dakota...............................        5         --          5
   Tennessee..................................        2         --          2
   Texas......................................       23         --         23
   Utah.......................................        4         --          4
   Virginia...................................       27          12        39
   Washington.................................       40         --         40
   Wisconsin..................................        6           1         7
   Alberta....................................       62           1        63
   British Columbia...........................       63           3        66
   Manitoba...................................        5         --          5
   Ontario....................................        2         --          2
   Saskatchewan...............................        1         --          1
   Yukon......................................        1         --          1
                                                    ---         ---       ---
     Total....................................      681          72       753
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

  The Company maintains a national POS system and a corporate information system. All rental and sales transactions are recorded by the POS system when scanned at the time of customer checkout. Nightly, the POS system transmits each store's data from operations into the corporate information system. The systems track all rental and sales products from the videocassette distribution center to each store using scanned bar code information. The systems also maintains the detailed rental history of each customer and title. This information produces the reports used by the Company, including those used in making purchasing decisions on new releases. All of the Company's stores use the Company's POS system when opened or converted to the Video Update concept, in the case of an acquired store.

PRODUCTS

  Videocassette Rental. The Company's primary source of revenue is the rental of videocassettes. Video rental prices per night generally range from $2.49 to $3.49 for new releases to $1.99 for catalog titles. Videocassettes are available for one-night, two-night or multiple night rental. The Company's stores generally carry approximately 10,700 and 8,500 videos for rent in its United States and Canadian stores, respectively, representing approximately 8,200 and 6,300 titles, respectively. Movie titles are classified into at least 23 categories, such as "Action," "Drama," "Family," and "Children" and are displayed alphabetically within those categories. The Company determines its rental prices for titles and duration of rentals based on the length of time the title has been available on videocassette. The Company believes that its rental prices are competitive with those of other video stores, and its videocassettes are available for one-day and multiple-day rentals.

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

  Under the Company's current franchising program, the Company will grant to a franchise owner the right to develop one or a specified number of Video Update superstores at an approved location or future locations (within specific geographic areas) pursuant to the terms of a franchise agreement. The exclusivity accorded to a franchisee is individually negotiated but generally does not extend beyond a radius of one mile from the franchised location. Prior to the actual store opening, the Company provides advice to the franchisee on promotions, store displays and inventory control as well as a comprehensive five day training course.

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

SUPPLIERS

  The Company acquires its inventory of videocassettes and video games and accessories from several videocassette suppliers, including local divisions of Sight and Sound Distributors of St. Louis, Missouri ("Sight and Sound"), the Shannock Corporation of Canada ("Shannock") and Ingram Entertainment Incorporated of Nashville, Tennessee ("Ingram").

  The videocassette inventory in each Company-owned and franchised store consists of catalog titles and new release titles. To develop its inventory of titles for store openings, the Company transfers videocassettes from existing stores and purchases videocassettes from suppliers.

  The Company currently purchases new release rental videocassettes at an average cost of approximately $45. The Company believes that, if its relationship with Sight and Sound, Ingram or Shannock were terminated, the Company could obtain videocassettes from other suppliers at prices and on terms comparable to those available from such entities.

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

  In addition to traditional inventory purchasing, in July, 1998, the Company entered into a direct license revenue-sharing agreement with a major motion picture studio. Under the terms of the agreement, the Company can choose titles that it wants and may obtain them directly from the studio, although the Company remains able to obtain the titles through regular distribution channels on a title by title basis. For each title obtained, the Company will share the greater of an agreed-upon percentage of the rental revenue or dollar amount per rental transaction, which percentage declines over a period of weeks following the release of the title for video rental. The Company is already obtaining titles under this agreement in fiscal 1999 and is aggressively pursuing additional direct licensing revenue-sharing agreements with other studios, although no assurances can be given that such agreements will be obtained.

  The Company believes that such revenue-sharing agreements could be a cost effective source for larger orders of an individual title, particularly new release titles. Such agreements would enable Video Update to order larger numbers, up to three times the normal order, of copies of a particular title to satisfy customer demand than could be cost-effective if the copies were purchased for rental. To obtain the full benefits of such revenue sharing agreements, the Company must correctly identify the new release and other titles that it should offer on this basis. No assurances can be given that the Company will be able to use such revenue sharing agreements to obtain the intended results.

  The Company also is a party to an agreement with Rentrak Corporation (the "Rentrak Agreement"), a distributor of prerecorded videocassettes and other media, which agreement superseded in all substantial respects a previous agreement between Rentrak and recently acquired Moovies, Inc. The Rentrak Agreement includes a requirement that the Company obtain a minimum annual dollar amount of new release titles from Rentrak. The minimum dollar amount is subject to increase or decrease depending on the Company's gross revenues from video rental/sales and the number of major studios participating in Rentrak. In addition, under the Rentrak Agreement the Company is allowed to choose which stores offer a title from Rentrak, but if a store obtains a copy of a new release title from Rentrak, it must obtain all copies of that title from Rentrak.

  In May, 1998, the Company filed suit in federal court in Delaware against Rentrak, alleging that the Rentrak Agreement is in conflict with federal antitrust law, given Rentrak's position in the market and its exercise of monopoly power. The parties have not yet entered into discovery in the matter. Although this suit is not pursuant to or arising from the Rentrak Agreement, a resolution of the action may affect some or all of the provisions of the agreement as well as similar agreements in the video industry or may leave the agreement unaffected. The Company has not ordered any titles from Rentrak under the agreement or otherwise. Further, the court in the action may determine that some or all of any monies paid to Rentrak under the Rentrak Agreement are subject to offset or recoupment.

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

COMPETITION

  The video rental industry is highly competitive. The Company competes with other video retail stores, including Blockbuster Entertainment, a division of Viacom, Inc. ("Blockbuster") and other superstores, and with supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations, vending machines and other retailers, as well as with noncommercial sources such as libraries. In addition to competing with other video retailers, the Company competes with other leisure-time activities, especially entertainment activities such as movie theaters, sporting events, network television and cable television.

  The Company also competes with other distribution channels for studio movies, including pay-per-view television on basic cable service, which currently offer only a limited number of channels and monthly movie selections. Recently developed digital compression technology combined with fiber optics and other technology will eventually permit cable companies, direct broadcast satellite companies and other telecommunications companies to transmit a much greater number of movies to homes at scheduled intervals throughout the day. Ultimately, these technologies could lead to the availability of movies on demand to the consumer. Certain cable and other telecommunications companies have tested and are continuing to test movie on demand services in some markets.

  Some of the Company's competitors, including Blockbuster, have entered into direct revenue-sharing arrangements with the major motion picture studios. Such arrangements could allow these competitors to order and stock a greater number of new release and other titles, thus increasing competition in those areas in which each of the Company and its competitors have retail locations and diminishing the potential benefits of similar revenue sharing arrrangements entered into by the Company, which could have a material adverse effect on operations. In addition, certain of the Company's larger, better capitalized competitors may seek to acquire some of the same video specialty stores that the Company seeks to acquire. Such competition for acquisitions would likely increase acquisition prices and related costs and result in fewer attractive acquisition opportunities, which could have a material adverse effect on the Company's growth.

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

EMPLOYEES

  As of April 30, 1998, the Company employed 9,097 persons, including 8,771 in Company-owned stores and 326 in the Company's corporate, administrative and warehousing operations. Of the employees, approximately 1,547 were full-time and 7,550 were part-time. The typical required staffing for a Video Update store is 8 to 14 employees, including a store manager. Store managers are supervised by district managers who in turn are supervised by regional managers. Regional managers report directly to the Company's Vice Presidents of Store Operations who in turn report to the Executive Vice President of Store Operations or the Chief Operations Officer. The Company believes that its employee relations are satisfactory.

  The Company has an incentive bonus plan under which store managers are eligible for monthly bonuses. The performance of each manager is evaluated on a variety of criteria, including store revenue, payroll, cash overages and shortages and inventory control.

ITEM 2. PROPERTIES

  The Company leases substantially all of the sites (including buildings and improvements) where its Company-owned video stores are located. The occupancy expense for these sites for the years ended April 30, 1996, 1997 and 1998 was approximately $10,304,000, $20,777,000, and $39,156,000 respectively. These leases generally have a term of three to ten years and provide options to renew for periods ranging from three to five additional years. The Company is generally responsible for real estate taxes, insurance and utilities under all leases. (see Note 9 "Lease Agreements," Notes to Consolidated Financial Statements). The Company expects that most future video superstores will also occupy leased premises. The Company owns three locations for Company-owned superstores, one of which is subject to a mortgage, (see "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources").

  The Company's franchisees enter into leases individually for their respective superstore locations. These leases are on terms substantially similar to the terms for Company-owned superstore leases. Generally, the Company does not guarantee and is not a party to such leases.

  The Company's corporate headquarters are located at 3100 World Trade Center, 30 East Seventh Street, St. Paul, Minnesota 55101 and consists of approximately 22,000 square feet of office space. The Company's central distribution facility is located at a different location in St. Paul, Minnesota and consists of approximately 34,000 square feet. The Company's headquarters and distribution facilities are leased pursuant to agreements that expire on October 31, 2001 and August 31, 2001, respectively. In addition, the Company maintains other locations for the offices of district and regional managers and for limited storage purposes. The Company expects that suitable additional space will be available in the Twin Cities area, when needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

  In connection with the acquisition of the assets of Videoland, Inc. ("Videoland") in November 1995, the Company issued 239,163 shares of its Class A Common Stock (the "Videoland Shares") to the sellers of the assets of Videoland (the "Videoland Sellers"). With respect to the Videoland Shares, the Company agreed to make a deficiency payment in October 1996 to the Videoland Sellers if the gross proceeds received by such sellers from the sale of the Videoland Shares during the six months from March 1996 through September 1996 was not equal to the number of shares of Videoland Shares sold multiplied by $12.00. The Videoland Sellers were subject to certain "lockup" or sale restrictions as a condition to any deficiency payment. The Videoland Sellers requested a deficiency payment of approximately $1,220,000 in October 1996 based on a sale of all of the Videoland Shares. The Company initiated an action in federal district court in Minnesota for a declaratory judgment that the Videoland Sellers are not entitled to any deficiency payment. In January 26, 1998, the court entered a judgment against Video Update in the amount of approximately $1,220,000 plus interest from October, 1996, and attorney's fees. Video Update is appealing the matter. Although no assurances can be given as to the outcome of such action, the Company intends to vigorously pursue the matter.

  In December, 1997, Valley Record Distributors, assignee of Star Video, a vendor of Moovies, Inc., filed a lawsuit in state court (Court of Common Pleas, Greenville, South Carolina) against Moovies, Inc. claiming among other things that Moovies, Inc. has failed to pay its invoices (approximately $2,900,000) for product purchased. The Company has filed an answer in the action, is contemplating counterclaims, and intends to defend the matter vigorously.

  In May, 1998, Rousnam Video, Inc., a Michigan corporation and Hani (Al) Monsour (collectively "Monsour") filed a lawsuit in state court (Macomb County Michigan) claiming amounts due pursuant to post-closing adjustments contemplated in connection with an Asset Purchase Agreement among Monsour and Moovies, Inc. dated as of March 14, 1997, and the alleged default on a Promissory Note among Monsour and Moovies, Inc. in the amount of $2,000,000. The Company has filed an answer in the action, is contemplating counterclaims and intends to defend the matter vigorously.

  In May, 1998, four stockholders filed suit in the US District Court for the Central District of California. The Plaintiff stockholders allege that Mr. Potter and the Company made false and misleading statements or omitted material information about the Company and the video industry during the period April, 1995 to September, 1996, the date of its subsequent public offering. Plaintiffs are seeking "at least the sum of $967,967," plus interest, additional damages and attorneys' fees. The Company and Mr. Potter deny any liability, believe that they have meritorious defenses and intend to defend the matter vigorously. A motion to dismiss the action has been filed.

  Also, in May, 1998, the Company filed suit in federal court in Delaware against Rentrak Corporation ("Rentrak"), an Oregon corporation. The Company alleges that its revenue sharing agreement with Rentrak is in conflict with federal antitrust law, given Rentrak's position in the market and its exercise of monopoly power. The parties have not yet entered into discovery in the matter.

  If the lawsuits are not resolved satisfactorily for the Company, the Company's future financial condition and results of operations could be materially adversely affected. The Company does not believe that the ultimate liability in the suit filed by the four stockholders is estimable or probable, and therefore, no provision for any liability that may result from the actions has been recognized in the accompanying consolidated financial statements. However, the Company has made certain provisions for potential liabilities that may result from the Videoland, Valley Record Distributors, Monsour and Rentrak Corporation lawsuits which amounts have been recognized in the accompanying consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The Company held a Special Meeting in Lieu of Annual Meeting of Stockholders (the "Special Meeting") on March 2, 1998, at the offices of the Company, 3100 World Trade Center, 30 East Seventh Street, St. Paul, Minnesota to consider and vote upon the following proposals, each of which is more particularly described in the Company's Joint Proxy Statement/Prospectus dated January 27, 1998.

  1. The issuance of shares of the Class A Common Stock, $.01 par value per share, of the Company, in exchange for shares of the Common Stock, $.01 par value per share, of Moovies, Inc. ("Moovies"), including in connection with the conversion of all outstanding Moovies stock options under the Moovies 1995 Stock Plan and warrants, pursuant to the Agreement and Plan of Merger (the "Merger Agreement") dated as of July 9, 1997 and amended as of October 27, 1997 among the Company, VUI Merger Corp., a Delaware corporation and a wholly owned subsidiary of the Company, and Moovies (the "Merger Proposal");

  2. The termination and cancellation of the terms of the Escrow Agreement, dated July 20, 1994, by and among the Company, American Stock Transfer & Trust Company, and certain stockholders of the Company (the "Escrow Proposal");

  3. The election of seven (7) members of the Company's Board of Directors (the "Board of Directors Proposal");

  4. The ratification of the selection of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending April 30, 1998 (the "Auditors Proposal"); and

  5. To consider and vote upon a proposal to approve the Company's 1998 Stock Option Plan providing for the issuance of up to 1,750,000 shares (the "Plan Proposal").

  The results of the voting for each of the foregoing proposals at the Special Meeting were as follows.

  1. The Merger Proposal:

   22,155,758 VOTES FOR
   224,471 VOTES AGAINST
   27,150 ABSTAINING

  Accordingly, approval was given for this proposal.

  2. The Escrow Proposal:

   11,894,770 VOTES FOR
   449,007 VOTES AGAINST
   63,602 ABSTAINING

  Accordingly, approval was given for this proposal.

  3. The Board of Directors Proposal:

   Daniel A. Potter

   26,620,717 VOTES FOR
   398,716 WITHELD AUTHORITY

   John M. Bedard

   26,642,317 VOTES FOR
   377,116 WITHELD AUTHORITY

   Daniel C. Howard

   26,642,317 VOTES FOR
   377,116 WITHELD AUTHORITY

   Paul M. Kelnberger

   26,551,117 VOTES FOR
   468,316 WITHELD AUTHORITY

   Bernard Patriacca

   26,551,617 VOTES FOR
   467,816 WITHELD AUTHORITY

   Robert E. Yager

   26,533,895 VOTES FOR
   485,538 WITHELD AUTHORITY

   Jana Webster Vaughn

   26,528,967 VOTES FOR
   490,466 WITHELD AUTHORITY

  Accordingly, each of the above-referenced seven persons was elected as a member of the Board of Directors. In connection with the Merger Agreement, Mr. Yager and Ms. Vaughn resigned from the Board of Directors following the consummation of the transactions contemplated by the Merger Agreement. Also in connection with the Merger Agreement and following the transactions contemplated thereby, Messrs. Theodore J. Coburn and F. Andrew Mitchell, formerly directors of Moovies, were appointed by the Company's Board of Directors to serve as Directors until the next annual meeting of stockholders or until their successors are duly elected and qualified.

  4. The Auditors Proposal:

   26,935,253 VOTES FOR
   60,805 VOTES AGAINST
   23,375 ABSTAINING

  Accordingly, approval was given for this proposal.

  5. The Plan Proposal:

   20,521,062 VOTES FOR
   1,600,697 VOTES AGAINST
   285,620 ABSTAINING

  Accordingly, approval was given for this proposal.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

  From May 1, 1995 until May 7, 1995, the Company's Class A Common Stock was traded on the NASDAQ Small Cap Market. From May 8, 1995 to date, the Company's Class A Common Stock has traded on the NASDAQ National Market System under the symbol "VUPDA." The Company's Class A Common Stock began trading on NASDAQ on July 20, 1994. On April 30, 1998, the closing price for the Class A Common Stock as reported by NASDAQ was $2.813 per share.

  For the period indicated, the following table sets forth the range of high and low sale prices for the Class A Common Stock as reported on the NASDAQ National Market System.

                             CLASS A COMMON STOCK

                                                                 HIGH     LOW
                                                                ------- --------
      FISCAL 1997
      Quarter ended July 31, 1996.............................. $9 3/4  $6 3/8
      Quarter ended October 31, 1996...........................  8 1/8   3 3/4
      Quarter ended January 31, 1997...........................  4 3/4   3 1/2
      Quarter ended April 30, 1997.............................  6 1/8   3 3/4
      FISCAL 1998
      Quarter ended July 31, 1997..............................  5 5/16  3 3/8
      Quarter ended October 31, 1997...........................  3 7/8   2 5/8
      Quarter ended January 31, 1998...........................  3 1/8   1 15/16
      Quarter ended April 30, 1998.............................  3 9/16  2 3/8

  As of April 30, 1998, there were 313 stockholders of record of the Company's Class A Common Stock.

  During the fiscal year ended April 30, 1998, the Company did not pay any dividends on its Common Stock and management does not anticipate the payment of any dividends to its stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the discretion of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors, including covenants relating to bank indebtedness.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                     FISCAL YEAR ENDED APRIL 30,
                          ------------------------------------------------------
                           1994      1995      1996(1)       1997      1998(2)
                          -------  ---------  ----------  ----------  ----------
                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS
 DATA:
Revenues................  $ 4,989  $   9,051  $   50,504  $   91,799  $  156,154
Income (loss) from con-
 tinuing operations.....  $   301  $     213  $    1,628  $    4,620  $  (14,480)
Income (loss) per share
 from continuing
 operations, diluted....  $   .33  $     .10  $      .15  $      .28  $    (0.71)
Weighted average
 shares(3)..............  904,000  2,226,000  10,663,000  16,262,000  20,412,000
OPERATING DATA:
Increase in same store
 sales(4)...............       26%        21%         16%          5%          2%
Number of stores open at
 end of period:
  Company-owned.........       15         33         204         343         681
  Franchised............       31         22          25          30          72
                          -------  ---------  ----------  ----------  ----------
                               46         55         229         373         753
                          =======  =========  ==========  ==========  ==========
Number of stores opened
 by the Company during
 the period(5)..........        2          4          35          65          71
Number of stores
 acquired by the Company
 during the period......      --          14         136          74         267
BALANCE SHEET DATA:
Total assets............  $ 3,489  $  19,450  $   79,518  $  133,607  $  278,431
Notes payable...........  $ 1,568  $   1,278  $    4,859  $   20,564  $  104,488
Total liabilities.......  $ 2,614  $   4,279  $   18,018  $   42,615  $  169,132
Stockholders' equity....  $   875  $  15,171  $   61,500  $   90,992  $  109,299

--------
(1) During the fourth quarter of fiscal 1996, the Company adopted a new method of amortizing videocassette rental inventory. The effect of the change for recognizing salvage value of base stock and the effect of the application of the new method of amortizing videocassette copies in excess of the base stock to May 1, 1995 had the impact, in total, of increasing amortization expense by $2,773,000 and decreasing net income by $1,604,000, or $.15 per share, in fiscal 1996. See Note 2 to Notes to Consolidated Financial Statements.
(2) During the fourth quarter of fiscal 1998, the Company took significant one-time charges of approximately $17 million. Exclusive of the one-time charges, the net loss would have been $2,701,000 or $0.11 per share.
(3) See Note 1 of Notes to Consolidated Financial Statements for calculation of weighted average shares for fiscal 1996, 1997 and 1998.
(4) The stores included in same store sales are Company-owned stores that have been owned and operated by the Company for more than 12 months.
(5) The Company opened 84 new video superstores and closed 13 stores, including stores closed related to acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere herein.

OVERVIEW

  The Company franchised its first store in January 1983 and opened its first company-owned store in September, 1989. By July, 1994, when the Company completed its initial public offering, the Company had grown to 15 Company-owned stores and 30 franchised stores. Subsequently, the Company substantially accelerated its growth and as of April 30, 1998, operates 681 Company-owned stores in 31 states and six provinces in Canada, and has 72 franchised stores predominantly in the United States.

  In March, 1998, the Company acquired Moovies, Inc., and its 267 video retail stores. The acquired assets and liabilities related to this acquisition are recorded in the Company's balance sheet at their estimated fair market value at the date of the acquisition. As a result of the acquisition, the Company anticipates that its results of operations will be reduced by the increase in amortization of goodwill of approximately $38,320,000 with an increase in anticipated quarterly non-cash charges of approximately $479,000 (see "Significant Future Charges to Earnings Arising from Amortization of Goodwill" following "Liquidity and Capital Resources" in Item 7). The Company anticipates that future acquisitions could involve the recording of additional significant amounts of goodwill and deferred charges on its balance sheet.

  The Company's Board of Directors approved a resolution changing the Company's fiscal year-end from April 30 to January 31, effective January 31, 1999.

  The Company generates revenues primarily from the rental of videocassettes and video games, from service fees from its franchisees, and from the sale of products. As reflected in the chart below, rental revenues at Video Update stores have accounted for the substantial majority of the Company's revenues. The Company expects that this trend will continue.

  Overall revenues, including same store sales, did not meet management expectations for fiscal 1998, due in significant part to certain factors, including: (i) the delay in closing the acquisition of Moovies, which required significant management attention from July 1997, when initial documents for the transaction were signed until March 1998, when the transaction was closed;
(ii) the unseasonably warm late winter weather in the major Midwest and Southeast markets in which the Company has locations; (iii) the revenues of new Company stores opened in fiscal 1998 not meeting expectations, due primarily (management believes) to new release titles during the period not generating consumer interest or retail traffic at a time when the new store revenues have not yet reached a mature (two years from opening) level of operations; and, (iv) the recent direct studio revenue sharing arrangements obtained by some of the Company's largest competitors, including the Blockbuster Entertainment division of Viacom, Inc. Management is proceeding with immediate actions intended to enhance prospects for revenue growth for fiscal 1999, including layout and marketing conversion of the acquired Moovies locations to integrate them into the Company's operations as quickly as possible, the closing of underperforming locations and the aggressive pursuit of direct revenue sharing arrangements with major motion picture studios, the first of which has been obtained in July 1998.

                                                        FISCAL YEAR ENDED APRIL
                                                                  30,
                                                        ------------------------
                                                         1996    1997     1998
                                                        ------- ------- --------
                                                             (IN THOUSANDS)
   Revenues:
     Rental revenue.................................... $46,592 $83,489 $138,279
     Service fees......................................     491     567      800
     Product sales.....................................   3,421   7,743   17,075
                                                        ------- ------- --------
       Total revenues.................................. $50,504 $91,799 $156,154
                                                        ======= ======= ========

OPERATING RESULTS

  The table below sets forth the percentage of revenues represented by certain items included in the Company's statement of operations for the periods indicated.

                                                           FISCAL YEAR ENDED
                                                               APRIL 30,
                                                           -------------------
                                                           1996   1997   1998
                                                           -----  -----  -----
Revenues:
  Rental revenue..........................................  92.2%  91.0%  88.6%
  Service fees............................................   1.0    0.6    0.5
  Product sales...........................................   6.8    8.4   10.9
                                                           -----  -----  -----
    Total revenues........................................ 100.0  100.0  100.0
Costs and expenses:
  Store operating expenses................................  78.6   75.6   82.6
  Selling, general and administrative.....................  10.6    9.0   16.5
  Cost of product sales...................................   3.7    4.9    7.4
  Store closing charge....................................   --     --     3.2
  Amortization of goodwill................................   2.1    1.7    1.5
                                                           -----  -----  -----
    Total cost and expenses...............................  95.0   91.2  111.2
                                                           -----  -----  -----
Operating income (loss)...................................   5.0    8.8  (11.2)
Other income (expense):
  Interest expense........................................  (0.5)  (0.6)  (2.4)
  Other income............................................   1.1    0.5     .4
                                                           -----  -----  -----
    Total other income (expense)..........................   0.6   (0.1)  (2.0)
                                                           -----  -----  -----
Income (loss) before income taxes.........................   5.6    8.7  (13.2)
Income tax expense (benefit)..............................   2.4    3.7   (3.9)
                                                           -----  -----  -----
Net income (loss).........................................   3.2%   5.0%  (9.3)%
                                                           =====  =====  =====

FISCAL 1998 COMPARED TO FISCAL 1997

  Rental revenue. Rental revenue was approximately $138,279,000 and $83,489,000 or 88.6% and 91.0% of total revenues for fiscal 1998 and 1997, respectively. The increase in rental revenues of $54,790,000 was derived primarily from the 267 video stores acquired during the period, from the opening of 71 company-owned stores, net of closings, during fiscal 1998, and from a 2% increase in same store revenues.

  Service fees. Service fees were approximately $800,000 and $567,000 or .5% and .6% of total revenues of fiscal 1998 and 1997, respectively. Continuing service fees and royalties from franchisees account for 95% of total service fees from fiscal 1998 and 1997. The decrease in service fees as a percentage of total revenues was due to a significant increase in the number of company-owned stores without a corresponding increase in the number of franchise stores, until 42 franchise stores were acquired in the Moovies transaction.

  Product sales. Product sales were approximately $17,075,000 and $7,743,000, or 10.9% and 8.4% of total revenues for fiscal 1998 and 1997, respectively. The increase in products sales of $9,332,000 was a result of product sales by the video stores acquired during the period, the opening of 71 company-owned video stores, net of closings, and an increase in sales of inventory and fixtures to franchisees. The increase as a percentage of total revenues was primarily due to: (i) an increased demand for the purchase of video games, especially in Canada; (ii) the introduction of confection items in selected markets; and, (iii) increased sales of holiday videocassettes.

  Store operating expenses. Store operating expenses consist primarily of compensation and related expenses, occupancy expenses, and depreciation and amortization expenses. Operating expenses were approximately $128,971,000 and $69,366,000, or 82.6% and 75.6% of total revenues for fiscal 1998 and 1997, respectively. The increase in store operating expenses of $59,605,000, was primarily the result of video stores acquired during the period and the opening of 71 company-owned video stores, net of closings, during fiscal 1998. The increase in store operating expenses as a percentage of total revenues was primarily due to revenues of new stores not meeting management's expectations due primarily (management believes) to new release titles not generating consumer interest or rental traffic and corresponding higher costs associated with the opening of new video stores prior to revenue reaching maturity during the first two years of operations.

  Compensation and related expenses were approximately $35,877,000 and $20,278,000, or 23.0% and 22.1% of total revenues for fiscal 1998 and 1997, respectively. The increase of $15,599,000 was primarily the result of the video stores acquired during the period and the opening of 71 company-owned video stores, net of closings, during fiscal 1998.

  Occupancy expenses were approximately $37,956,000 and $20,777,000, or 24.3% and 22.6% of total revenues for fiscal 1998 and 1997, respectively. The increase of $17,179,000 was primarily the result of the video stores acquired during the period and the opening of 71 company-owned video stores, net of closings, during fiscal 1998.

  Depreciation and amortization expenses were approximately $43,436,000 and $23,074,000, or 27.8% and 25.1% of total revenues for fiscal 1998 and 1997, respectively. Depreciation and amortization expense reflects the depreciation of store equipment and fixtures and the amortization of videocassettes. The increase of $20,362,000 was primarily the result of video stores acquired during the period and the opening of 71 Company-owned video stores net of closings during fiscal 1998. Amortization expense as a percentage of revenues for future periods may vary based on the Company's purchase of videocassette inventory, which is subject to change based on the Company's rate of expansion, studio release schedules and anticipated market demand.

  Selling, general and administrative. Selling, general and administrative expenses were approximately $25,813,000 and $8,231,000, or 16.5% and 9.0% of total revenues for fiscal 1998 and 1997, respectively. The increase of $17,582,000 was primarily due to the following significant charges the Company recorded during the fourth quarter: (i) a $3,500,000 non-cash, non-tax deductible charge to compensation expense related to the release of 1,170,000 shares of Class B common stock from escrow (see Note 12 "Stockholders' Equity" to the Consolidated Financial Statements); (ii) $3,200,000 non-cash charge relating to the restated employment agreements for the Company's Chief Executive Officer and its President, representing amounts to be applied to their existing stock option related loan obligations and $3,900,000 will be used by the executives primarily to pay income taxes arising from the stock option related transaction; and, (iii) $700,000 for previously capitalized bank fees related to the Company's previous Revolving Credit Facility which was repaid prior to its maturity.

  Cost of product sales. Cost of product sales was approximately $11,513,000 and $4,544,000, or 7.4% and 4.9% of total revenues for fiscal 1998 and 1997, respectively. The cost of product sales as a percentage of total product sales revenue was approximately 67.4% and 58.7% for fiscal 1998 and 1997, respectively. The increase in the cost of product sales as a percentage of total product sales was primarily the result of a different mix of products sold in video stores acquired which generally provided smaller margins.

  Amortization of goodwill. Amortization of goodwill was approximately $2,353,000 and $1,613,000, or 1.5% and 1.7% of total revenues for fiscal 1998 and 1997, respectively. The increase of $740,000 was primarily attributable to the increase in goodwill associated with the Company's continuing acquisitions of video stores in the current year and prior periods and the related amortization thereof.

  Interest expense. Interest expense was approximately $3,702,000 and $544,000, or 2.4% and .6% of total revenues for fiscal 1998 and 1997, respectively. The increase of $3,158,000 was primarily attributable to interest on borrowings under the Company's bank line of credit.

  Other income. Other income was approximately $684,000 and $461,000, or .4% and .5% of total revenues for fiscal 1998 and 1997, respectively. The increase of $223,000 was primarily attributable to an increase in volume rebates on product purchases.

FISCAL 1997 COMPARED TO FISCAL 1996

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

  Store operating expenses. Store operating expenses consist primarily of compensation and related expenses, occupancy expenses, and depreciation and amortization expenses. Operating expenses were approximately $69,366,000 and $39,685,000, or 75.6% and 78.6% of total revenues for fiscal 1997 and 1996, respectively. The increase in store operating expenses of $29,681,000, was primarily the result of the 74 video stores acquired during the period and the opening of 71 company-owned video stores during fiscal 1997. The decrease in store operating expenses as a percentage of total revenues was primarily due to improved control of compensation and related benefits expenses.

  Compensation and related expenses were approximately $20,278,000 and $12,601,000, or 22.1% and 25.0% of total revenues for fiscal 1997 and 1996, respectively. The increase of $7,677,000 was primarily due to the 74 video stores acquired during the period and the opening of 71 company-owned video stores. The decrease as a percentage of total revenues was primarily due to improved control of compensation and related benefits expenses at the stores.

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

  Depreciation and amortization expenses were approximately $23,074,000 and $13,894,000, or 25.1% and 27.5% of total revenues for fiscal 1997 and 1996, respectively. Depreciation and amortization expense reflects the depreciation of store equipment and fixtures and the amortization of videocassettes. The increase of $9,180,000 was primarily attributable to the addition of new release videocassette inventory for new, existing, and acquired stores. Amortization expense as a percentage of revenues for future periods may vary based on the Company's purchase of videocassette inventory which is subject to the Company's rate of expansion, studio release schedules and anticipated market demand.

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

LIQUIDITY AND CAPITAL RESOURCES

  The Company has funded its operations through cash from operations, the proceeds of prior equity and debt offerings, borrowings under bank facilities, trade credit and equipment leases. The Company's principal capital requirements are for the opening and building out of targeted new superstores, the purchase of rental inventory, each of which varies based on market conditions and expansion plans and the conversion of the acquired Moovies stores.

  At April 30, 1998, the Company had cash and cash equivalents of approximately $1,433,000. The Company uses an unclassified balance sheet in its financial statements, and as a result, does not classify its assets or liabilities as current or noncurrent. If the Company were to use a classified balance sheet, a portion of videocassette rental inventories would be classified as noncurrent because they are not assets that are reasonably expected to be completely realized in cash or sold in one year. The acquisition cost of these inventories, however, would be reflected in current liabilities. The Company believes that classification of videocassette rental inventories as noncurrent assets would be misleading because it would not indicate the level of assets expected to be converted into cash in the next year as a result of rentals or sales of these videocassettes.

  For the year ended April 30, 1998, net cash provided by operating activities was approximately $42,865,000. Net cash used in investment activities was approximately $77,510,000, consisting primarily of approximately $17,458,000 for new and remodeled stores, and approximately $61,752,000 for the purchase of videocassette inventory for existing and new stores, and for the conversion of stores acquired during the period. Net cash generated from financing activities was approximately $33,654,000.

  In March 1998 the Company completed the acquisition of Moovies, Inc. The Company issued approximately 9.3 million shares of Class A common stock in exchange for Moovies common stock. The transaction was treated as a tax-free exchange for federal income tax purposes and recorded under the purchase method of accounting.

  Simultaneous with the closing of the Moovies transaction, the Company announced that a syndicate led by Banque Paribas had extended it a $120 million credit/term loan facility (the "Senior Facility"). This Senior Facility replaced the Company's previous line of credit. The Senior Facility consists of the following: (i) two term loans totaling $95.0 million; (ii) a $15.0 million capital expenditure line; and, (iii) a $10.0 million revolving line. The Company borrowed the $95.0 million of the two term loans in conjunction with the closing of the merger and the proceeds were used to: (i) refinance approximately $35,000,000 of outstanding indebtedness including accrued interest under the Company's previous line of credit; (ii) refinance approximately $50,000,000 of indebtedness of Moovies under Moovies' previous credit agreement; and, (iii) pay transaction fees and expenses relating to the Merger of approximately $10,000,000, (including legal fees, accounting fees, and registration fees). The capital expenditure line is primarily available to fund the conversion of the acquired Moovies stores and integration costs, the opening of new stores and selected acquisitions. As of April 30, 1998, the Company had $4.5 million outstanding under this facility. The revolving line is available for normal working capital needs. As of April 30, 1998 the Company had $4.2 million outstanding under this facility.

  Amounts borrowed under the Senior Facility bear interest at variable rates based on the "base rate" (i.e. the higher of the federal funds rate, plus 1/2 of 1% or the prime commercial lending rate) or the interbank Eurodollar rate (approximately 8.5% and 5.69% per annum, respectively as of April 30, 1998) plus an applicable margin rate that could range from .5% to 3.75%. Amounts currently outstanding at April 30, 1998, had a weighted average rate of 9.29%.

  The Senior Facility includes negative, affirmative and financial covenants including, but not limited to, minimum pretax earnings, minimum free cash flow, minimum net worth, maximum indebtedness, maximum leverage, minimum fixed charge coverage, a prohibition or restriction on capital expenditures, debt and guarantees, liens and encumbrances on any property, mergers, consolidations, investments, advances, divestitures, change or business or conduct of business, joint ventures, partnerships, the creation of new subsidiaries, dividends, distributions, repurchases or redemptions of outstanding stock (including options or warrants), the voluntary prepayment, repurchase redemption or defeasance of debt, and the acquisition, sale or transfer, lease or sale-leaseback of assets. The Senior Facility is secured by substantially all of the Company's assets as well as by pledges of its stock in its subsidiaries, which subsidiaries also have provided guarantees of the Company's obligations.

  As a result of the one-time charges recorded by the Company and its operating results for the fourth quarter, the Company was not in compliance with certain of the financial covenants of its Senior Facility for the quarter ended April 30, 1998. The Company has received a waiver from the bank syndicate for these non-complying conditions for this period. In addition, because of its expected results for the first quarter of fiscal 1999, the Company sought and obtained a similar waiver for the quarter ended July 31, 1998. Additionally, the Company and the bank syndicate amended the terms of the Senior Facility to, among other things: (i) revise certain financial covenants; (ii) increase immediate availability under the Senior Facility by $5 million for Company operating activities; (iii) increase the overall interest rate by .5%; and, (iv) reprice warrants held by the bank syndicate to a more current market price. No assurances can be given that future waivers or amendments will be obtained if the Company is unable to maintain a level of operations necessary to meet the covenants and requirements of the Senior Facility. If the Company is unable to maintain such a level of operations, it will be required to reduce its overall expenditures and expansion plans to comply with the covenants and requirements of the Senior Facility. Additionally, any failure by the Company to maintain its level of operations within the covenants and requirements of the Senior Facility could cause the Company to be in default thereunder, allowing the lenders to take legal action against the Company, including but not limited to, the immediate acceleration of payment of borrowed funds, which could materially and adversely affect the Company's operations. The immediate acceleration of debt thereunder or the lack of further borrowing capacity, in whole or in part, would have a material adverse effect on the Company's operations and financial condition.

  During fiscal 1999, the Company expects to focus on maximizing the operating efficiencies of its existing and previously acquired locations and on completing the build out of new stores in locations for which the Company has signed lease commitments, rather than on aggressively expanding with new superstores in additional metropolitan areas where it does not presently have locations. The Company has maintained a longstanding and satisfactory relationship with its primary product vendors and has negotiated extended payment terms with several of these vendors. The loss of its primary product vendors could have a material adverse effect on the Company. Assuming the Company is able to maintain a satisfactory relationship with its selected vendors and its bank lenders, the Company expects that cash from operations, trade credits, equipment leases, available revenue sharing arrangements, and available borrowing under the Senior Facility will be sufficient to fund future inventory purchases and other working capital needs for the next twelve months, although no assurances can be given that the Company will not require additional sources of financing as a result of store openings or build outs currently in progress, disappointing operating results, unavailability under the Senior Facility as a result of disappointing operating results, or unanticipated cash needs or opportunities. Moreover, no assurances can be given that such additional funds will be available on satisfactory terms, if at all. If the Company is unable to obtain such additional financing, the Company may be required to reduce its overall expenditures and the Company's ability to maintain or expand its current level of operations could be materially and adversely affected.

  Each of Messrs. Potter and Bedard have issued notes to the Company (the "Recourse Notes") in connection with stock option exercises, for approximately $2,080,147 and $1,155,637, respectively, including accrued interest through April 30, 1998. The Recourse Notes were issued by the executives upon their exercise in August 1995 of 420,000 options granted to them under the Stock Option Plans in May 1995 at an exercise price of $4.3125, the fair market value of the stock on the date the options were granted. The Recourse Notes represent the total exercise price of such options plus amounts advanced by the Company to such executives to satisfy then anticipated tax liabilities. The Recourse Notes, which provide for full recourse against the respective officer's personal assets and Company stockholdings, are evidenced by promissory notes bearing accrued interest at a rate of 8% per annum (through April 30, 1998) with payment of principal and interest due on October 4, 1999. In the event that the obligors sell shares of the Company's stock, the net proceeds thereof will be applied to payment, in part or in full, of the Recourse Notes.

  In connection with restated employment agreements for Mr. Potter and Mr. Bedard, the Board has approved an accrual of bonuses that will be directed primarily to satisfying obligations arising from the Recourse Notes. For fiscal year 1998, bonus payments aggregating $816,580 were awarded as reimbursement of previous payments of principal and interest on the recourse notes and accompanying tax liability to the recipients. In addition, the Board has approved the subsequent payment of additional aggregate bonuses of approximately $6,345,000 to be used primarily to satisfy the Recourse Notes as well as the anticipated income tax liabilities to these executives, subject to any required approval of the Company's bank lenders. If such bonuses are not effected, the Recourse Notes will remain outstanding.

  In addition, during fiscal 1998, the Company forgave a note receivable from the President of the Company for approximately $33,000. The note represented advances from the Company to the President from January 1994 to April 1994, together with accrued interest.

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

  This Annual Report on Form 10-K contains a number of forward looking statements. Any statements contained herein (including without limitation statements to the effect that the Company or its management

"believes", "expects", "anticipates", "plans" and similar expressions) that are not statements of historical fact should be considered forward looking statements. There are a number of important factors that could cause the Company's results to differ materially from those indicated by such forward looking statements. These factors include, without limitation, the following:

 Cash Requirements

  As a result of the one-time charges recorded by the Company and its operating results for the fourth quarter, the Company was not in compliance with certain of the financial covenants of its Senior Facility for the quarter ended April 30, 1998. The Company has received a waiver from the bank syndicate for these non-complying conditions for this period. In addition, because of its expected results for the first quarter of fiscal 1999, the Company sought and obtained a similar waiver for the quarter ended July 31, 1998. Additionally, the Company and the bank syndicate amended the terms of the Senior Facility to, among other things: (i) revise certain financial covenants; (ii) increase immediate availability under the Senior Facility by $5 million for Company operating activities; (iii) increase the overall interest rate by .5%; and, (iv) reprice warrants held by the bank syndicate to a more current market price. No assurances can be given that future waivers or amendments will be obtained if the Company is unable to maintain a level of operations necessary to meet the covenants and requirements of the Senior Facility. If the Company is unable to maintain such a level of operations, it will be required to reduce its overall expenditures and expansion plans to comply with the covenants and requirements of the Senior Facility. Additionally, any failure by the Company to maintain its level of operations within the covenants and requirements of the Senior Facility could cause the Company to be in default thereunder, allowing the lenders to take legal action against the Company, including but not limited to, the immediate acceleration of payment of borrowed funds, which could materially and adversely affect the Company's operations. The immediate acceleration of debt thereunder or the lack of further borrowing capacity, in whole or in part, would have a material adverse effect on the Company's operations and financial condition.

  During fiscal 1999, the Company expects to focus on maximizing the operating efficiencies of its existing and previously acquired locations and on completing the build out of new stores in locations for which the Company has signed lease commitments, rather than on aggressively expanding with new superstores in additional metropolitan areas where it does not presently have locations. The Company has maintained a longstanding and satisfactory relationship with its primary product vendors and has negotiated extended payment terms with several of these vendors. The loss of its primary product vendors could have a material adverse effect on the Company. Assuming the Company is able to maintain a satisfactory relationship with its selected vendors and its bank lenders, the Company expects that cash from operations, trade credits, equipment leases, available revenue sharing arrangements, and available borrowing under the Senior Facility will be sufficient to fund future inventory purchases and other working capital needs for the next twelve months, although no assurances can be given that the Company will not require additional sources of financing as a result of store openings or build outs currently in progress, disappointing operating results, unavailability under the Senior Facility as a result of disappointing operating results, or unanticipated cash needs or opportunities. Moreover, no assurances can be given that such additional funds will be available on satisfactory terms, if at all. If the Company is unable to obtain such additional financing, the Company may be required to reduce its overall expenditures and the Company's ability to maintain or expand its current level of operations could be materially and adversely affected.

 Integration of Former Moovies Locations

  The Company completed the acquisition of Moovies, Inc. in March, 1998. Integrating the operations of the former Moovies locations (including inventory purchasing, distribution of inventory to stores, marketing plans and activities, employee hiring and training and expansion strategy) is a time consuming process. Although the Company now has all of the acquired locations on-line with Company information and computer systems and expects to adjust location layout and marketing by late Fall, no assurances can be given as to the timing of the integration of acquired locations or that the integration of the locations will result in immediate improvement in the Company's operating results. Moreover, the integration of the acquired locations requires the dedication of management resources, which may distract attention from the day-to-day business of the Company. The inability of management to successfully or expeditiously integrate the acquired locations could have a material adverse effect on the business and operating results of the Company.

 Fluctuations in Quarterly Operating Results

  The Company has experienced in the past, and may continue to experience in the future, fluctuations in its quarterly operating results. No assurance can be given that the Company will have positive earnings in any quarter, or that earnings in any particular quarter will not fall short of either a prior fiscal quarter or investors' expectations. Factors such as the number of new store openings (newer stores generally are less profitable than mature stores), public acceptance and interest in new release titles, weather (particularly on weekends and holidays), the mix of products rented and sold, pricing actions of competitors, special or unusual events affecting retailers in general, the level of advertising and promotional expenses, seasonality, and one-time charges associated with acquisitions or other events could contribute to quarterly variability in operating results. In addition, the Company's expense levels are based in part on expectations of future sales levels, and a shortfall in expected sales could therefore result in a disproportionate decrease in net income.

 Significant Future Charges to Earnings Arising from Amortization of Goodwill

  At April 30, 1998, the Company had approximately $80,664,000 of goodwill on its balance sheet that resulted primarily from the acquisition of video rental stores, which will be amortized over 20 years. The Company expects that its operating results for future quarters over the next 20 years will reflect quarterly, non-cash charges of approximately $1,134,000 for amortization of goodwill from these acquisitions. The Company also anticipates that future acquisitions will involve the recording of a significant amount of goodwill on its balance sheet, which will be amortized over varying periods of time of up to 20 years.

 Competition

  The video rental industry is highly competitive. The Company competes with other video retail stores, including Blockbuster Entertainment, a division of Viacom, Inc. ("Blockbuster") and other superstores, and with supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations, vending machines and other retailers, as well as with noncommercial sources such as libraries. In addition to competing with other video retailers, the Company competes with other leisure-time activities, especially entertainment activities such as movie theaters, sporting events, network television and cable television.

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

  Some of the Company's competitors, including Blockbuster, have entered into direct revenue-sharing arrangements with the major motion picture studios. Such arrangements could allow these competitors to order and stock a greater number of new release and other titles, thus increasing competition in those areas in which each of the Company and its competitors have retail locations and diminishing the potential benefits of similar revenue sharing arrrangements entered into by the Company, which could have a material adverse effect on operations. In addition, certain of the Company's larger, better capitalized competitors may seek to acquire some of the same video specialty stores that the Company seeks to acquire. Such competition for acquisitions would likely increase acquisition prices and related costs and result in fewer attractive acquisition opportunities, which could have a material adverse effect on the Company's growth.

  The Company's franchise operations compete with numerous franchise operations in many industries that have significantly greater financial and human resources and more experience in selling franchises than does the Company. Potential franchisees may believe that these franchisers offer greater opportunities for success than the Company.

 Expansion

  The Company currently intends to focus on maximizing the operating efficiencies of existing locations and on opening a very limited number of new stores in selected locations rather than aggressively expanding new superstores in additional metropolitan areas where it does not presently have locations. Expansion is, and is expected to remain, dependent on a number of factors, including cash flow, the availability of bank and other financing resources, the ability to hire, train, retain and assimilate competent management and store-level employees, the ability to identify new markets in which it can successfully compete, to locate suitable superstore sites and negotiate acceptable lease terms and to adapt its purchasing, management information and other systems to accommodate expanded operations. Expansion is also dependent on the timely fulfillment by landlords and others of their contractual obligations, the maintenance of construction schedules and the speed at which local zoning and construction permits can be obtained. No assurance can be given that the Company will be able to undertake any substantial near-term expansion with new superstores or that such expansion, if possible, will be profitable. Any expansion, including growth through acquisitions, will place increasing pressure on the management controls of the Company. No assurance can be given that the Company's new stores will achieve sales or profitability comparable to its existing stores.

 Possible Adverse Effect of New Technologies on the Video Rental Business

  The Company also currently competes with pay-per-view cable television systems. Recently developed digital compression technology combined with fiber optics and other technology will eventually permit cable companies, direct broadcast satellite companies and other telecommunications companies to transmit a much greater selection of movies to homes at scheduled intervals throughout the day. Ultimately, these technologies could lead to the availability of movies on demand to the consumer. Certain cable and other telecommunications companies have tested and are continuing to test movie on demand services in some markets. Technological advances could have a material adverse effect on the business of the Company.

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

 Supply Relationships

  In addition to traditional inventory purchasing in July, 1998, the Company entered into a direct license revenue-sharing agreement with a major motion picture studio. Under the terms of the agreement, the Company can choose titles that it wants and may obtain them directly from the studio, although the Company remains able to obtain the titles through regular distribution channels on a title by title basis. For each title obtained, the Company will share the greater of an agreed-upon percentage of the rental revenue or dollar amount per rental transaction, which percentage declines over a period of weeks following the release of the title for video rental. The Company is already obtaining titles under this agreement during fiscal 1999 and is aggressively pursuing additional direct licensing revenue-sharing agreements with other studios, although no assurances can be given that such agreements will be obtained.

  Video Update believes that such revenue-sharing agreements could be a cost effective source for larger orders of an individual title, particularly new release titles. Such agreements would enable Video Update to order larger numbers, up to three times the normal order, of copies of a particular title to satisfy customer demand than could be cost-effective if the copies were purchased for rental. To obtain the full benefits of such revenue sharing agreements, the Company must correctly identify the new release and other titles that it should offer in each location on this basis. No assurances can be given that the Company will be able to use such revenue sharing agreements to obtain its intended results.

 Consumer Acceptance of New Release Movie Titles

  The Company depends significantly on availability and consumer acceptance of new release videocassette titles available for rental. To the extent that available new release titles fail to stimulate consumer interest and retail traffic, operating results could be materially adversely affected.

 Management of Growth

  The Company's business, including sales, number of stores and number of employees, has grown dramatically over the past several years. In addition, the Company has consummated a number of significant acquisitions in the last few years, and may make additional acquisitions in the future. This internal growth, together with the acquisitions made, have resulted in integration costs and placed significant demand on the Company's management and operational systems. To manage its growth effectively, the Company will be required to continue to upgrade its operational and financial systems, expand its management team and increase and manage its employee base.

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

 Year 2000

  Like many other companies, Video Update is currently in the process of evaluating its computer software and databases to determine whether or not modifications will be required to prevent problems related to the Year 2000. These problems, which have been widely reported in the media, could cause malfunctions in certain software and databases with respect to dates on or after January 1, 2000, unless corrected. The costs associated with this process have been and are being expensed as incurred and, at the present time, have not been and are not expected to be material in amount.

 Franchise Sales

  The sale of franchises is regulated by various state laws as well as by the Federal Trade Commission (the "FTC"). The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration or disclosure in connection with franchise offers and sales. In addition, several states have "franchise relationship laws" or "business opportunity laws" that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. Although the franchising operations are not materially adversely affected, to date, by such existing regulations, the management of the Company cannot predict the effect any future legislation or regulation may have on its business operations or financial condition.

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

 Retention of Employees

  The success of the Company will depend in part upon the retention of key employees. Competition for qualified personnel in the video rental industry is very intense. Stock options, which generally become exercisable only over a period of several years of employment, serve as an important incentive for retaining key employees. Although the Company is engaged in ongoing efforts to retain key employees, retaining such employees may be more difficult in the future.

 Antitakeover Effects; Shareholders' Rights Plan; Delaware Law and Certain
Charter and   Bylaw Provisions; Preferred Stock


  The Company's Board of Directors has the authority to issue up to five million shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Class A Common Stock and Class B Warrants will be subject to, and may be adversely affected by, the rights of the holders of any shares of Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change of control of the Company. In addition, certain provisions in the Company's Certificate of Incorporation and Bylaws containing restrictions on calling special meetings of stockholders and restrictions on amendments to the Bylaws may discourage or make more difficult any attempt by a person or group of persons to obtain control of the Company.

  The Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of
Section 203, a "business combination" includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an "interested stockholder" is a person who, together with affiliates and associates, owns (or within three years prior, did own) 15% or more of a corporations' voting stock.

  In addition, options issued pursuant to the Company's stock option plans generally will vest immediately upon a change in control as described in the option grant letters.

  In April 1998, the Company's Board of Directors adopted a Rights Agreement (the "Rights Agreement"). Under the Rights Agreement, a dividend of one right ("Right") to purchase a fraction of a share of newly created series of preferred stock, was declared for each share of Class A Common Stock and each Class B Warrant outstanding at the close of business on April 24, 1998. The Rights, which expire on April 24, 2008, may be exercised only if certain conditions are met, such as the acquisition (or the announcement of a tender offer the consummation of which would result in the acquisition) of a beneficial ownership of 15 percent or more of the Class A Common Stock by a person or affiliated group. The Rights, if exercised, would cause substantial dilution to a person or group of persons that attempts to acquire the Company without the prior approval of the Board of Directors. The Board of Directors may cause the Company to redeem the Rights for nominal consideration. The Rights Agreement may discourage or make more difficult any attempt by a person or group of persons to obtain control of the Company.

 Volatility of Stock Price

  The market prices of Video Update's Class A Common Stock and its Class B Warrants have been, and may continue to be, extremely volatile. In addition, prices of stocks of companies in the video store industry

(including Video Update) have been subject to a generally declining trend for approximately the past 24 months. Factors such as new product announcements by the Company or its respective competitors, quarterly fluctuations in operating results, challenges associated with integration of business and general conditions in the data networking market may have a significant impact on the market price of Video Update Class A Common Stock and Class B Warrants. These conditions, as well as factors which generally affect the market for stocks of retail companies, could cause the price of Video Update Class A Common Stock to fluctuate substantially.

  The Company's Class A Common Stock has been listed, and has traded, on the Nasdaq National Market since July 1994, when the Company completed its initial public offering. Among other requirements, the rules of the Nasdaq National Market require that as a condition of the continued listing of the Company's securities on such market, the minimum bid price of the Company's shares must equal or exceed $1.00 (assuming that the value of the Company's net tangible assets equals or exceeds $4,000,000). The closing price of the Company's Class A Common Stock on July 31, 1998 was $1.28 per share. If, due to market volatility, or other reasons, the bid price of the Company's Class A Common Stock becomes less than $1.00 per share on a consistent basis, then the Company may not meet Nasdaq National Market continued listing criteria. In such event, the Company may make an application for listing on the Nasdaq SmallCap Market. If the bid price of the Company's Class A Common Stock falls below $1.00 and the securities are not approved for listing on the Nasdaq SmallCap Market, then quotes for the shares of the Company's Class A Common Stock will likely be maintained by the National Quotation Bureau, Inc. or the NASD Electronic Bulletin Board. In such event, the liquidity of the Company's Class A Common Stock and the ability of the Company to raise capital could be adversely affected. In addition, a low trading price for the Company's Class A Common Stock may have an adverse impact upon the efficient operation of the trading market in the securities.

 Inflation

  To date, inflation has not had a material effect on the Company's business. The Company anticipates that its business will be affected by general economic trends. Although the Company has not operated during a period of high inflation, it believes that it would generally be able to pass increased costs resulting from inflation on to customers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following financial statements are filed as part of this report.

                                                                          PAGE
                                                                          ----
   Report of Independent Auditors........................................ F-2
   Consolidated Balance Sheets as of April 30, 1997 and 1998............. F-3
   Consolidated Statements of Operations for the years ended April 30,
    1996, 1997 and 1998.................................................. F-4
   Consolidated Statement of Stockholders' Equity for the years ended
    April 30, 1996, 1997 and 1998........................................ F-5
   Consolidated Statements of Cash Flows for the years ended April 30,
    1996, 1997 and 1998.................................................. F-6
   Notes to Consolidated Financial Statements............................ F-7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

BACKGROUND

  The Directors and executive officers of the Company, their positions held in the Company, and their ages are as follows:

         NAME                                AGE                  POSITION
         ----                                ---                  --------
   Daniel A. Potter.........................  40 Chairman and Chief Executive Officer
   John M. Bedard...........................  40 President and Director
   Daniel C. Howard.........................  37 Chief Operations Officer and Director
   Stephen L. Reynolds......................  34 Chief Financial Officer
   Richard Bedard...........................  44 Executive Vice President
   Bruce D. Carlson.........................  37 Vice President of Real Estate
   Michael G. Schifsky......................  42 Senior Vice President of Store Development
   F. Andrew Mitchell.......................  45 Director
   Theodore Coburn..........................  44 Director
   Paul M. Kelnberger.......................  54 Director
   Bernard Patriacca........................  54 Director

  Each director is elected for a period of one year at the Company's annual meeting of stockholders and serves until his successor is duly elected by the stockholders.

  The following is a brief summary of the background of each director, executive officer, and significant employee of the Company:

  Daniel A. Potter, Chairman and Chief Executive Officer. Mr. Potter co-founded the Company in 1983 and has served as the Company's Chairman and Chief Executive Officer since its inception. Mr. Potter holds a B.A. degree from the University of Minnesota and a J.D. degree from William Mitchell College of Law. Mr. Potter is a member of the nominating committee.

  John M. Bedard, President and Director. Mr. Bedard co-founded the Company in 1983 with Mr. Potter and has served as the Company's President and as a Director since its inception. Mr. Bedard, together with Mr. Potter, devised and implemented the Company's real estate development program and operations. Mr. Bedard is the brother of Richard Bedard, an Executive Vice President of the Company.

  Daniel C. Howard, Chief Operations Officer and Director. Mr. Howard has served as the Company's Chief Operations Officer since 1990, has coordinated the Company's operations since 1983, and has served as a Director since August 1994. He holds a B.S. degree from the University of Minnesota School of Management. Mr. Howard is a member of the executive compensation committee.

  Stephen L. Reynolds, Chief Financial Officer. Mr. Reynolds has served as the Company's Chief Financial Officer since January 6, 1998. From August 1995 to January 5, 1998, Mr. Reynolds served as Vice President and Controller of Moovies, Inc. From 1987 to 1995, Mr. Reynolds was with KPMG Peat Marwick LLP in Greenville, South Carolina attaining the level of Senior Manager. Mr. Reynolds holds a B.A. degree from Furman University and is a Certified Public Accountant.

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

  Michael G. Schifsky, Senior Vice President of Store Development. Mr. Schifsky has served as Vice President of Store Development since rejoining the Company in 1990. Mr. Schifsky has also served as a District Manager of the Company from 1984 to 1988. From 1988 to 1990, he was the principal stockholder of Bankshot Investments, Inc., a privately held company engaged in the development of billiard facilities.

  Paul M. Kelnberger, Director. Mr. Kelnberger has served as a Director since August 1994. Mr. Kelnberger has been a member of Johnson, West & Co., PLC ("Johnson, West & Co."), a certified public accounting firm with its principal offices in St. Paul, Minnesota, since 1975. In addition, since November 1995 Mr. Kelnberger has served as a Director of Leuthold Funds, a publicly held mutual fund. Johnson, West & Co. performed auditing services for the Company prior to the fiscal year ended April 30, 1993. Since that time, Johnson West & Co. has provided and continues to provide to the Company accounting services in connection with the Company's acquisitions and sales and use tax planning. Mr. Kelnberger is a certified public accountant and holds a Certificate of Accounting from the Academy of Accountancy in Minneapolis, Minnesota. He chairs the Board's audit committee and is a member of the executive compensation committee. See "Certain Relationships and Related Transactions."

  Bernard Patriacca, Director. Mr. Patriacca has served as a Director since April 1997. Since November 1997, he has served as the Vice President and Controller of Summit Technology, Inc., a publicly held developer, manufacturer and seller of opthalmic laser systems and related products designed to correct vision disorders. Since 1994, he also has served as Vice President of Errands Etc., Inc., a privately held homeowner's personal service company. From 1973 to 1991, Mr. Patriacca served in various capacities at Dunkin' Donuts Incorporated, including Chief Financial Officer and Director. From 1991 to 1994, Mr. Patriacca held senior financial management positions at several privately held consumer services companies. He also serves as a director of Smith-Midland Corporation, a publicly held developer and manufacturer of precast concrete products. Mr. Patriacca is a certified public accountant and holds Bachelor's and Master's degrees in finance and accounting from Northeastern University. Mr. Patriacca is a member of the audit committee and executive compensation committee.

  F. Andrew Mitchell, Director. F. Andrew Mitchell has served as a director of the Company since March, 1998. Mr. Mitchell is currently Executive Vice President and Chief Financial Officer of Ranger Aerospace Corporation, a privately held aviation services company. Prior to this, from March 1995 to March 1998, Mr. Mitchell served as Chief Financial Officer and as a Director of Moovies, Inc. From 1987 to March 1995 Mr. Mitchell was a partner with KPMG Peat Marwick LLP and was managing partner of the 70-person Greenville, South Carolina office for the last three and a half years. During his 20-year career with KPMG he had extensive experience serving public and privately-held clients in the financial institution, entertainment and franchise restaurant industries. Mr. Mitchell serves as a director of First Savers Bank, a publicly held savings bank. Mr. Mitchell is a certified public accountant and holds a B.B.A. in accounting from the University of Cincinnati. Mr. Mitchell is a member of the audit committee and nominating committee.

  Theodore J. Coburn, Director. Theodore J. Coburn has been a director of the Company since March 1998. Mr. Coburn served as a director of Moovies, Inc. from June 1995 to March 1998. Since 1991, Mr. Coburn has been a partner and a director of Brown, Coburn & Co., an investment banking firm. From 1986 until 1991, he was a Managing Director of Global Equity Transactions and a member of the Board of Directors of Prudential Securities. From 1983 to 1986 Mr. Coburn served as Managing Director of Merrill Lynch Capital Markets. Mr. Coburn serves as a director of Measurement Specialties, Inc., a publicly held company and as a director of Ariel Corporation, a publicly held company. Mr. Coburn serves as a director of the Nicholas-Applegate Fund, Inc. and as a trustee of the Nicholas-Applegate Mutual Funds. He also serves as a director of the Emerging Germany Fund. Mr. Coburn received his B.S. from the University of Virginia in 1975 and an M.B.A. from Columbia

University Graduate School of Business in 1978 and holds masters degrees from Harvard University Graduate School of Education and its Divinity School. Mr. Coburn is a member of the nominating committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) ("Section 16(a)") of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires executive officers and directors, and persons who beneficially own more than ten percent (10%) of the Company's Common Stock, to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 with the Securities and Exchange Commission (the "SEC") and any national securities exchange on which the Company's securities are registered. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

  Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors that no other reports were required, the Company believes that during fiscal 1998, its executive officers, directors and greater than ten percent (10%) beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

  Set forth below is the report of the Company's Compensation Committee regarding executive compensation:

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

 Stock-Based Incentives

  Stock-based incentives have been a supplemental component of compensation for the Company's Chief Executive Officer and its President, and certain other employees, since the Company's initial public offering in 1994. The Company adopted formal incentive stock option plans in 1994, 1995, 1996 and 1998. The Executive Compensation Committee recommends grants of stock options under the Company's option plan for the Chief Executive Officer and the President.

  Historically, grants made by the Company have generally vested at a rate of 33% per year beginning one year from the date of grant. These options also usually expire upon termination of employment or a limited period thereafter, except in the event of disability or death, in which case the term of the option may continue for some time thereafter.

  The Executive Compensation Committee believes that the Company's stock option program has been effective in focusing attention on stockholder value since the gain to be realized by these two executive officers upon exercise of options will change as the stock price changes. The Executive Compensation Committee also believes that the long-term nature of the options encourages the Company's top two executive officers to remain with the Company. The number of shares to be granted was established utilizing the procedure described above at "Base Salary." No new stock options were granted to either the Chief Executive Officer or the President in fiscal 1998. With respect to previous stock option grants to such executives, the Executive Compensation Committee subjectively determined the number of shares to be granted based on its analysis of the number that would provide an adequate incentive to each of its top two executive officers.

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

 Compensation of the Chief Executive Officer

  The Compensation Committee has reviewed and approved the annual salary of Daniel A. Potter, Chief Executive Officer of the Company, which is set at $360,000. This exhibits the philosophy of the Executive Compensation Committee as set forth at "Base Salary" above. This salary was reflected in Mr. Potter's restated employment agreement entered into in April 1998, following the completion of the Moovies acquisition. Under the previous employment agreement with Mr. Potter, the term of which would have expired in fiscal 1999, the Company had significant financial obligations to Mr. Potter if he left at a time when he had outstanding loan obligations to the Company, such as the recourse note in the principal amount of $2,080,147 (as of April 30, 1998), which was issued in connection with the exercise of stock options. The Board believes that the new restated employment agreement allows the Company to eliminate the uncertainty relating to such an obligation in the future and the Board has approved an accrual of bonuses that will be directed primarily to satisfying obligations arising from this outstanding loan. In addition, under the new restated employment agreement, the Company has obtained a lengthened noncompetition obligation from Mr. Potter (three years versus the one year commitment in the previous employment agreement) following any termination of the restated employment agreement. Mr. Potter's compensation is subject to annual review by the Board of Directors. The Board believes the compensation of Mr. Potter, a founder of the Company, reflects the Committee's subjective opinion that Mr. Potter has provided solid leadership, particularly in connection with the acquisition of Moovies, Inc., and fulfilled the functions of an executive officer of the Company at the highest level.

 Deductibility of Executive Compensation

  Section 162(m) of the Internal revenue Code generally disallows a tax deduction to public companies for compensation over $1 million paid to its chief executive officer and its four other most highly compensated executives. Performance based compensation is excluded from the compensation taken into account for purposes of the limit if certain requirements are met. In addition, in the future, the Committee currently intends to structure its salary and stock option packages granted to executives in a manner that complies with the performance based requirements of the statute, although the Committee retains the discretion to make awards that do not qualify for the exemption if such arrangements are in the best interests of the Company and its stockholders. Further, because of ambiguities and uncertainties as to the application and interpretation of
Section 162(m) and the regulations issued thereunder, no assurances can be given, notwithstanding the Company's efforts, that compensation intended by the Company to satisfy the requirements for deductibility under Section 162(m) does in fact do so.

 Conclusion

  The Executive Compensation Committee believes that its mix of a cash salary and a long-term stock incentive compensation program represents a balance that has motivated and will continue to motivate the Company's management team to produce the best results possible given overall economic conditions and the difficulty of predicting the Company's performance in the short term.

      Executive Compensation Committee:           Board of Directors:
      PAUL M. KELNBERGER                          DANIEL A. POTTER
      BERNARD PATRIACCA                           JOHN M. BEDARD
      DANIEL C. HOWARD                            DANIEL C. HOWARD
                                                  PAUL M. KELNBERGER
                                                  BERNARD PATRIACCA
                                                  F. ANDREW MITCHELL
                                                  THEODORE COBURN

PERFORMANCE GRAPH

  Set forth below is a line-graph presentation comparing the cumulative stockholder return on the Company's Class A Common Stock, on an indexed basis, against cumulative total returns of the Nasdaq Stock Market (U.S. Companies) and a "peer group" selected by Management of the Company. The peer group selected for inclusion in this proxy statement includes Hollywood Entertainment Corporation ("Hollywood"), Movie Gallery, Inc. ("MGI"), and West Coast Entertainment Corp. ("West Coast") (collectively, the "Peer Group Companies"). Hollywood, MGI, and West Coast have securities traded on the Nasdaq Stock Market. The Peer Group Companies were selected because they are frequently utilized as a basis for comparison with the Company in reports by analysts. Viacom, Inc. ("Viacom"), which operates "Blockbuster" video specialty stores, is not included in the peer group. Viacom is a large entertainment conglomerate with only a small portion of its business in the retail videotape industry, and its stock is traded on the American Stock Exchange. The returns for the peer group were weighted according to each issuer's market capitalization. The Performance Graph shows total return on investment for the period beginning July 20, 1994 (the date of the Company's initial public offering) and ended April 30, 1998, (the Company's most recent fiscal year end).



                                   [GRAPH]



VALUE OF $100 INVESTED ON JULY 20, 1994 AT:

                                         7/20/94 4/30/95 4/30/96 4/30/97 4/30/98
                                         ------- ------- ------- ------- -------
   VIDEO UPDATE......................... 100.00   87.50  162.50   82.50   56.25
   PEER GROUP INDEX(1).................. 100.00  166.71  155.91  144.62   90.56
   NASDAQ MARKET INDEX.................. 100.00  108.27  151.13  161.09  239.26

Total return assumes reinvestment of dividends.
--------
(1) West Coast is included Peer Group only as of April 30, 1997. West Coast's stock began trading publicly in May, 1996.

SUMMARY COMPENSATION TABLE

  Set forth below is a Summary Compensation Table concerning the compensation of the named executive officers for the last three completed fiscal years.

                          SUMMARY COMPENSATION TABLE

                                                                     LONG TERM
                                         ANNUAL COMPENSATION        COMPENSATION
                                   -------------------------------- ------------
                                                                       AWARDS
                                                                    ------------
                           FISCAL                                    SECURITIES
                            YEAR                       OTHER ANNUAL  UNDERLYING   ALL OTHER
                           ENDED    SALARY    BONUS    COMPENSATION OPTIONS/SARS COMPENSATION
   NAME AND PRINCIPAL     APRIL 30  (1)($)    (2)($)      (3)($)       (4)(#)       (5)($)
      POSITION (A)          (B)      (C)       (D)         (E)          (G)          (I)
   ------------------     -------- -------- ---------- ------------ ------------ ------------
Daniel A. Potter .......    1998   $300,000 $4,603,665  $1,926,973        --       $26,195
 Chairman and               1997   $300,000 $      --   $      --     300,000      $26,307
 Chief Executive Officer    1996   $248,002 $      --   $  894,357    270,000      $21,122
John M. Bedard..........    1998   $200,000 $2,557,590  $1,557,019        --       $27,934
 President and Director     1997   $200,000 $      --   $      --     165,000      $17,952
                            1996   $158,755 $      --   $  496,875    150,000      $18,081
Daniel C. Howard........    1998   $ 87,890 $      --   $   62,278        --       $12,673
 Chief Operations Offi-     1997   $ 78,000 $      --   $      --      36,000      $ 8,113
 cer(6)
                            1996   $ 75,150 $      --   $      --      45,000      $ 2,043
Stephen L. Reynolds.....    1998   $ 56,539 $      --   $      --      40,000      $ 3,552
 Chief Financial Offi-
 cer(7)
Christopher J. Gondeck..    1998   $136,290 $      --   $      --         --       $ 7,468
 Chief Financial Offi-
  cer(8)                    1997   $125,000 $      --   $      --      60,000      $14,033
                            1996   $114,548 $      --   $      --      45,000      $ 2,854

--------
(1) Amounts shown indicate cash compensation earned and received by executive officers; no amounts were earned but deferred at the election of those officers. Executive officers participate in the Company's group health insurance plan.
(2) Amounts shown reflect the bonus amounts accrued by the Company in conjunction with Messrs. Potter and Bedard's restated employment agreements. Amounts totaling $524,945 and $291,635 were paid to Messrs. Potter and Bedard respectively in fiscal 1998 as reimbursement of previous payments of principal and interest on their recourse notes to the Company and accompanying tax liabilities.
(3) Amounts for fiscal 1996 shown reflect the difference between the aggregate exercise price of the options exercised by Messrs. Potter and Bedard during the period, and the aggregate fair market value of the shares of Class A Common Stock issued to Messrs. Potter and Bedard upon such exercises, as of the date of issuance. Amounts for fiscal 1998 reflect the release of 635,755, 513,698 and 20,547 shares from escrow to Messrs. Potter, Bedard and Howard respectively, at the market price on the date of release.
(4) Amounts shown reflect grants of options to purchase Class A Common Stock pursuant to the Company's Stock Option Plans. During fiscal years 1996 through 1998, the Company made no awards of restricted stock and did not have a long-term incentive plan.
(5) Amounts shown reflect payment for automobile, insurance and other expenses.
(6) Mr. Howard's base salary as of January 1998 is set at $128,400. The amount of $87,890 represents salary paid through April 30, 1998.
(7) Mr. Reynolds was appointed Chief Financial Officer of the Company on January 6, 1998. Mr. Reynolds' base salary is set at $175,000. The amount of $56,539 represents salary paid through April 30, 1998.
(8) Mr. Gondeck resigned as Chief Financial Officer of the Company on December 31, 1997.

OPTION/SAR GRANTS IN FISCAL YEAR 1997

  Set forth below is an Option/SAR Grants table concerning individual grants of stock options and SARs made during the last completed fiscal year to each of the named executive officers.

                     OPTION/SAR GRANTS IN FISCAL YEAR 1998

                                                                                       POTENTIAL
                                                                                       REALIZABLE
                                                                                        VALUE AT
                                                                                        ASSUMED
                                                                                         ANNUAL
                                                                                        RATES OF
                                                                                      STOCK PRICE
                                                                                      APPRECIATION
                                                                                       FOR OPTION
                                                 INDIVIDUAL GRANTS                      TERM(1)
                                ---------------------------------------------------- --------------
                                 NUMBER OF
                                 SECURITIES  PERCENT OF TOTAL
                                 UNDERLYING    OPTIONS/SARS
                                OPTIONS/SARS    GRANTED TO    EXERCISE OF
                                  GRANTED      EMPLOYEES IN   BASE PRICE  EXPIRATION
      NAME                          (#)       FISCAL YEAR(2)    ($/SH)     DATE(3)   5%($)  10%($)
      (A)                           (B)            (C)            (D)        (E)      (F)     (G)
      ----                      ------------ ---------------- ----------- ---------- ------ -------
Daniel A. Potter...............       --           --              --           --      --      --
John M. Bedard.................       --           --              --           --      --      --
Daniel C. Howard...............       --           --              --           --      --      --
Stephen L. Reynolds(4).........    40,000          6.8%          $3.18     09/30/08  79,995 202,724
Christopher J. Gondeck(5)......       --           --              --           --      --      --

--------
(1) The dollar gains under these columns result from calculations assuming hypothetical growth rates as set by the Commission and are not intended to forecast future price appreciation of the Class A Common Stock.
(2) In fiscal 1998, options to purchase a total of 585,500 shares of the Company's Class A Common Stock were granted to employees of the Company, including executive officers.
(3)These options are subject to earlier termination upon certain events related to termination of employment.
(4) Mr. Reynolds was appointed Chief Financial Officer of the Company on January 6, 1998.
(5) Mr. Gondeck resigned as Chief Financial Officer of the Company on December 31, 1997.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

  Set forth below is a table concerning each exercise of stock options (or tandem SAR's) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs.

     AGGREGATED OPTION/SAR EXERCISES FOR FISCAL YEAR ENDED APRIL 30, 1998
                         AND FY-END OPTION/SAR VALUES

                                                                    NUMBER OF
                                                                    SECURITIES
                                                                    UNDERLYING         VALUE OF
                                                                   UNEXERCISED       UNEXERCISED
                                                                   OPTIONS/SARS      IN-THE-MONEY
                                                                 AT FISCAL YEAR-     OPTIONS/SARS
                                              SHARES     VALUE         END        AT FISCAL YEAR-END
                                           ACQUIRED ON  REALIZED (#) EXERCISABLE/  ($) EXERCISABLE/
      NAME                                 EXERCISE (#)   ($)     UNEXERCISABLE    UNEXERCISABLE(1)
      (A)                                      (B)        (C)          (D)               (E)
      ----                                 ------------ -------- ---------------- ------------------
Daniel A. Potter..........................      --         --    100,000/200,000          --
John M. Bedard............................      --         --     55,000/110,000          --
Daniel C. Howard..........................      --         --      63,406/93,500          --
Stephen L. Reynolds(2)....................      --         --      32,813/40,000          --
Christopher J. Gondeck(3).................      --         --                0/0          --

--------
(1) In-the-money options are those options for which the fair market value of the underlying Common Stock is greater than the exercise price of the option. On April 30, 1998, the fair market value of the Company's Class

   A Common Stock underlying the options (as determined by the last sale price quoted on the NASDAQ National Market) was $2.813. None of the options listed under column D were in-the-money at Fiscal Year End.
(2) Mr. Reynolds was appointed Chief Financial Officer of the Company on January 6, 1998.
(3) Mr. Gondeck resigned as Chief Financial Officer of the Company on December 31, 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Compensation decisions for the Company's Chief Executive Officer and President are made by the Executive Compensation Committee, comprised of Messrs. Kelnberger, Howard and Patriacca.

  None of the executive officers of the Company have served on the Board of Directors of any other entity that has had any of such entity's officers serve either on the Company's Board of Directors or Compensation Committee.

  During fiscal 1998, the Company paid approximately $511,000 to Johnson, West & Co. for accounting services in connection with the Company's acquisitions and for tax return preparation services. Mr. Kelnberger is a member of Johnson, West & Co.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, OFFICER LOANS AND CHANGE IN CONTROL ARRANGEMENTS

  In April 1998, the Company entered into restated employment agreements (the "Employment Agreements") with Daniel A. Potter, its Chairman and Chief Executive Officer and John Bedard, its President, each of whom also is a director through April 2001. Mr. Potter and Mr. Bedard are to receive salaries of $360,000 and $240,000, respectively. Such compensation may be increased and bonuses may be awarded at the discretion of the Board of Directors of the Company. Each of Messrs. Potter and Bedard have agreed to devote their full time and best efforts to fulfill their duties and responsibilities to the Company. Each of them will be entitled to participate in employee benefit plans.

  Each of Messrs. Potter and Bedard have issued notes to the Company (the "Recourse Notes") in connection with stock option exercises, for approximately $2,080,147 and $1,155,637, respectively, including accrued interest through April 30, 1998. The Recourse Notes were issued by the executives upon their exercise in August 1995 of 420,000 options granted to them under the Stock Option Plans in May 1995 at an exercise price of $4.3125, the fair market value of the stock on the date the options were granted. The Recourse Notes represent the total exercise price of such options plus amounts advanced by the Company to such executives to satisfy then anticipated tax liabilities. The Recourse Notes, which provide for full recourse against the respective officer's personal assets and Company stockholdings, are evidenced by promissory notes bearing accrued interest at a rate of 8% per annum (through April 30, 1998) with payment of principal and interest due on October 4, 1999. In the event that the obligors sell shares of the Company's stock, the net proceeds thereof will be applied to payment, in part or in full, of the Recourse Notes.

  In connection with the restated employment agreements for Mr. Potter and Mr. Bedard, the Board has approved an accrual of bonuses that will be directed primarily to satisfying obligations arising from the Recourse Notes. For fiscal year 1998, bonus payments aggregating $816,580 were awarded as reimbursement of previous payments of principal and interest on the Recourse Notes and accompanying tax liability to the recipients. In addition, the Board has approved the subsequent payment of additional aggregate bonuses of approximately $6,345,000 to be used primarily to satisfy the Recourse Notes, as well as the anticipated income tax liabilities to the executives subject to any required approval of the Company's bank lenders. If such bonuses are not effected, the Recourse Notes will remain outstanding.

  Under the Employment Agreements, the Company has a right to terminate each of the agreements for "cause" as defined in the agreements or as a result of the employee's disability. Except in the case of termination for cause, upon early termination of the agreements of the Company, each of Messrs. Potter and Bedard shall be entitled to receive their salary plus fringe benefits for 36 months from the date of termination. In addition, the Employment Agreements provide that any amount owed by Messrs. Potter or Bedard to the Company will be forgiven (with any necessary payment to cover any resulting tax liability incurred by such executive) if such executive leaves the Company while his Recourse Note remains outstanding. In the event of a change of control of the Company, Messrs. Potter and Bedard have the option to terminate their employment subject to the provisions of the employment agreements and to receive severance and fringe benefits for 36 months subject to the provisions of their agreements. A "change in control" includes an acquisition of 15% of the voting power of the securities of the Company by any person, certain changes in the composition of the Board of Directors, and an approval by the stockholders of the Company of a merger, consolidation, reorganization, liquidation, dissolution or sale of all or substantially all of the assets of the Company.

  Each of Messrs. Potter and Bedard has agreed not to disclose any confidential information of the Company during the term of his employment or to compete with the Company during the term of his employment or for a period of three years following termination of his employment except in accordance with the employment agreement.

  In January, 1998, the Company entered into an employment agreement with Daniel C. Howard, its Chief Operating Officer and a director and stockholder. As compensation, Mr. Howard is to receive an annual base salary of $128,400, plus bonuses and stock options as determined by the Board of Directors. The agreement is for an initial term of two years, and is automatically renewed for successive one-year terms, unless terminated by the Company or Mr. Howard. Upon termination in accordance with the agreement, Mr. Howard is entitled to receive severance pay of at least twelve months' base salary and at most twenty-four months' base salary, less certain amounts provided in the agreement. In the event Mr. Howard's employment is terminated after a change in control, Mr. Howard is entitled to receive an amount equal to two times his average total annual compensation during the two years preceding the termination. A "change in control" occurs when any person or entity acquires at least 51% of the voting power of the securities of the Company, the stockholders of the Company approve a plan of liquidation, or the Company engages in a merger, sale of assets or other business combination that results in the security holders of the Company holding less than a majority of the combined voting power after the transaction. Mr. Howard has agreed not to disclose any confidential information of the Company during his employment and thereafter, and not to compete with the Company during his employment and for two years thereafter, including soliciting customers and employees of the Company.

  In addition during fiscal 1998, the Company forgave a note receivable from the President of the Company for approximately $33,000. The Note represented advances from the Company to the President from January 1994 to April 1994, together with accrued interest.

  In connection with the acquisition of Moovies, Inc., the Company is obligated to make certain "change of control" payments to F. Andrew Mitchell, one of the Company's directors, and to Stephen L. Reynolds, the Company's Chief Financial Officer, both of whom were formerly employed by Moovies. As of July 15, 1998, the total aggregate amount remaining due to Messrs. Mitchell and Reynolds was $310,000 and $174,000 respectively.

  Mr. Potter's brother-in-law Robert Yager, formerly a director of the Company, is employed as a regional manager of the Company. Mr. John Bedard is the brother of Richard Bedard and Glenn Bedard, Company executive vice presidents and Paul Bedard, a Company vice president. Each of the non-executive employees receives an annual compensation ranging from $69,800 to $98,700 .

COMPENSATION OF DIRECTORS

  Members of the Board of Directors who are not employees of the Company receive $1,000 for each meeting of the Board of Directors and for each committee meeting of the Board of Directors attended by such director, in addition to reimbursement of reasonable expenses incurred in attending such meetings, and receive $2,000 for each quarter of service as a director. Additionally, non-employee directors receive options under the Formula Plan, as follows: (i) all non-employee directors (currently Messrs. Patriacca, Kelnberger, Mitchell and Coburn) each receive options annually to purchase 1,500 shares of Class A Common Stock, which vest in two equal annual installments on the first two anniversaries of the date of grant and which are exercisable at a price equal to the fair market value of the Class A Common Stock on the date of grant, provided that each of them is a director on the date of the grant and each of them has attended at least 75% of the meetings he or she was eligible to attend; and, (ii) any non-employee directors appointed in the future will receive on the date of such appointment, options to purchase 3,000 shares of Class A Common Stock, which will vest in three equal annual installments on the first three anniversaries of the date of grant and which will be exercisable at a price equal to the fair market value of the Class A Common Stock on the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, as of July 29, 1998, the number and approximate percentage of shares of Class A Common Stock beneficially owned by: (i) all persons known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Class A Common Stock; (ii) "each named executive officer" (as defined in Item 402 to Regulation S-K under the Securities Act of 1933, as amended) and director; and, (iii) all directors and executive officers of the Company as a group.

                                                              NUMBER OF
                                                               CLASS A
                                                                SHARES    PERCENTAGE OF
               NAME AND ADDRESS OF                           BENEFICIALLY CLASS A SHARES
               BENEFICIAL OWNER(1)                             OWNED(2)   OUTSTANDING(2)
               -------------------                           ------------ --------------
   Daniel A. Potter,.......................................   1,396,120         4.8%
    Chairman and Chief Executive Officer(3)
   John M. Bedard,.........................................   1,036,039         3.5%
    President and Director(4)
   Daniel C. Howard,.......................................      96,285           *%
    Chief Operating Officer and Director(5)
   Stephen L. Reynolds,....................................      32,813           *%
    Chief Financial Officer(6)
   Richard Bedard,.........................................      42,000           *%
    Executive Vice President(7)
   Bruce D. Carlson,.......................................      63,406           *%
    Vice President of Real Estate(8)
   Michael G. Schifsky,....................................      63,150           *%
    Senior Vice President of Store Development(9)
   F. Andrew Mitchell,.....................................     137,283           *%
    Director(10)
   Paul M. Kelnberger,.....................................       5,250           *%
    Director(11)
   Theodore J. Coburn,.....................................     116,250           *%
    Director(12)
   Bernard Patriacca,......................................       1,000           *%
    Director(13)
   Investment Advisers, Inc.(14)...........................   2,033,000         6.9%
   Stein Roe & Farnham, Inc.(15)...........................   1,539,500         5.3%
   Wellington Management Company, LLP(16)..................   1,553,800         5.3%
   All Directors and Executive officers as a group.........   2,989,596        10.0%
    (11 persons)(2)(3)(4)(5)(6)(7)(8)(9)(10)(11)(12)(13)

--------
  * Less than one percent (1%) of the outstanding shares of Class A Common
    Stock.
 (1) The address of Messrs. Potter, John Bedard, Howard, Reynolds, Richard Bedard, Carlson, Schifsky, Mitchell, Coburn, Kelnberger and Patriacca is c/o Video Update, Inc. 3100 World Trade Center, 30 East Seventh Street, St. Paul, Minnesota 55101. The address of Investment Advisers, Inc. is 3700 First Bank Place, Box 357, Minneapolis, Minnesota 55440. The address of Stein Roe & Farnham, Inc. is One South Wacker Drive, 35th Floor, Chicago, Illinois 60606. The address of Wellington Management Company, LLP is 75 State Street, Boston, MA 02109.
 (2) For the purposes of this table, shares of Class A Common Stock which, to the Company's knowledge, an individual or group has a right to acquire within sixty (60) days upon the exercise of options or warrants, are deemed outstanding for the purposes of computing the number and percentage of shares beneficially owned by such individual or group. Such shares are not deemed to be outstanding for the purpose of computing the percentage of shares beneficially owned by any other individual or group shown in the table. This table does not include an approximate aggregate amount of 9,160 shares of Class A Common Stock held by the executive officers of the Company through the Company's 401(k) plan. This table does not include an aggregate amount of 1,083,000 shares of Class A Common Stock beneficially owned by Dimensional Fund Advisors, Inc. ("Dimensional"), 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401, as reported in Dimensional's Form 13G filed with the Commission on February 10, 1998. As of July 29, 1998, such number of shares represents approximately 3.7% of the Company's issued and outstanding shares.
 (3) Includes an aggregate of 100,000 shares of Class A Common Stock issuable on exercise of various stock options. Includes an aggregate of 36,947 shares of Class A Common Stock held in custodial accounts for Mr. Potter's children. Excludes an aggregate of 200,000 shares of Class A Common Stock issuable upon the exercise of various stock options that have not yet vested. Does not include 26,250 shares of Class A Common Stock owned by Mr. Potter's father, in which Mr. Potter disclaims beneficial ownership.
 (4) Includes an aggregate of 55,000 shares of Class A Common Stock issuable on exercise of various stock options. Includes 39,515 shares of Class A Common Stock held by Mr. Bedard's mother, but subject to a voting trust of which Mr. Bedard is a trustee. Excludes an aggregate of 110,000 shares of Class A Common Stock issuable upon the exercise of stock options that have not yet vested.
 (5) Includes an aggregate of 63,406 shares of Class A Common Stock issuable upon the exercise of various stock options. Excludes an aggregate of 30,094 shares of Class A Common Stock issuable upon the exercise of various stock options that have not yet vested.
 (6) Includes an aggregate of 32,813 shares of Class A Common Stock issuable upon exercise of various stock options that have vested. Excludes an aggregate of 47,500 shares of Class A Common Stock issuable upon the exercise of stock options that have not vested.
 (7) Includes an aggregate of 42,000 shares of Class A Common Stock issuable upon the exercise of various stock options that have vested. Excludes an aggregate of 126,000 shares of Class A Common Stock issuable upon the exercise of stock options that have not vested.
 (8) Includes an aggregate of 63,406 shares of Class A Common Stock issuable upon the exercise of various stock options that have vested. Excludes an aggregate of 69,094 shares of Class A Common Stock issuable upon the exercise of stock options that have not vested.
 (9) Includes an aggregate of 63,150 shares of Class A Common Stock issuable upon the exercise of various stock options that have vested. Excludes an aggregate of 68,850 shares of Class A Common Stock issuable upon the exercise of stock options that have not vested.
(10) Includes 1,500 shares of Class A Common Stock held by Mr. Mitchell's spouse as custodian for his minor children. Excludes an aggregate of 3,000 shares of Class A Common Stock issuable upon the exercise of stock options that have not vested.
(11) Includes an aggregate of 3,750 shares of Class A Common Stock issuable upon the exercise of various stock options that have vested. Excludes an aggregate of 3,750 shares of Class A Common Stock issuable upon the exercise of stock options that have not vested.
(12) Includes an aggregate of 116,250 shares of Class A Common Stock issuable upon the exercise of various stock options and warrants that have vested. Excludes an aggregate of 3,000 shares of Class A Common Stock issuable upon the exercise of stock options that have not vested.
(13) Includes an aggregate of 1,000 shares of Class A Common Stock issuable upon the exercise of various stock options that have vested. Excludes an aggregate of 3,500 shares of Class A Common Stock issuable upon the exercise of stock options that have not vested.
(14) Includes 1,552,000 shares of Class A Common Stock of which the beneficial owner has sole voting power and sole dispositive power and 481,000 shares of Class A Common Stock of which the beneficial owner has shared voting power and shared dispositive power. The information with respect to the beneficial owner has been taken from the beneficial owner's Form 13G filed with the Commission on February 2, 1998.
(15) Includes 1,539,500 shares of Class A Common Stock of which the beneficial owner has sole dispositive power. The information with respect to the beneficial owner has been taken from the beneficial owner's Form 13G filed with the Commission on February 11, 1998.
(16) Includes 837,500 shares of Class A Common Stock of which the beneficial owner has shared voting power and 1,553,800 shares of Class A Common Stock of which the beneficial owner has shared dispositive power. The information with respect to the beneficial owner has been taken from the beneficial owner's Form 13G filed with the Commission on February 9, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Craig Belisle, the brother-in-law of John Bedard, the Company's President and a Director, owned a majority interest in two franchise stores as of April 30, 1998. The amount of service fees earned from these franchisees was approximately $67,152 for the year ended April 30, 1998. The amount due from Mr. Belisle, as a franchisee at April 30, 1998 approximated $4,189.

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

  During the years ended April 30, 1996, 1997 and 1998, the Company paid approximately $245,000, $271,000, and $511,000 respectively, to Johnson, West & Co., PLC ("Johnson, West & Co.") for accounting and tax services. Paul Kelnberger, a Director of the Company, is a member of Johnson, West & Co.

  Constance Koppenhaver, the daughter of Mr. Kelnberger, owned an interest in one franchise store as of December 1997. The amount due from that franchisee at April 30, 1998 was $69,133, consisting of amounts due for construction, fixtures, inventory, signage and initial franchise fees.

  In connection with the acquisition of Moovies, Inc., the Company is obligated to make certain "change of control" payments to F. Andrew Mitchell, one of the Company's directors, and to Stephen L. Reynolds, the Company's Chief Financial Officer, both of whom were formerly employed by Moovies. As of July 15, 1998, the total aggregate amount remaining due to Messrs. Mitchell and Reynolds was $310,000 and $174,000 respectively.

  Mr. Potter's brother-in-law Robert Yager, formerly a director of the Company, is employed as a regional manager of the Company. Mr. John Bedard is the brother of Richard Bedard and Glenn Bedard, Company executive vice presidents and Paul Bedard, a Company vice president. Each of the non-executive employees receives an annual compensation ranging from $69,800 to $98,700.

  The Company believes that the above arrangements were on terms at least as favorable as could be obtained from unaffiliated parties.

  Each of Messrs. Potter and Bedard have issued notes to the Company (the "Recourse Notes") in connection with stock option exercises, for approximately $2,080,147 and $1,155,637, respectively, including accrued interest through April 30, 1998. The Recourse Notes were issued by the executives upon their exercise in August 1995 of 420,000 options granted to them under the Stock Option Plans in May 1995 at an exercise price of $4.3125, the fair market value of the stock on the date the options were granted. The Recourse Notes represent the total exercise price of such options plus amounts advanced by the Company to such executives to satisfy then anticipated tax liabilities. The Recourse Notes, which provide for full recourse against the respective officer's personal assets and Company stockholdings, are evidenced by promissory notes bearing accrued interest at a rate of 8% per annum (through April 30, 1998) with payment of principal and interest due on October 4, 1999. In the event that the obligors sell shares of the Company's stock, the net proceeds thereof will be applied to payment, in part or in full, of the Recourse Notes.

  In connection with the restated employment agreements for Mr. Potter and Mr. Bedard, the Board has approved an accrual of bonuses that will be directed primarily to satisfying obligations arising from the Recourse Notes. For fiscal year 1998, bonus payments aggregating $816,580 were awarded as reimbursement of previous payments of principal and interest on the Recourse Notes and accompanying tax liability to the recipients. In addition, the Board has approved the subsequent payment of additional aggregate bonuses of approximately $6,345,000 to be used primarily to satisfy the Recourse Notes as well as the anticipated income tax liabilities to the executives, subject to any required approval of the Company's bank lenders. If such bonuses are not effected, the Recourse Notes will remain outstanding.

  In addition during fiscal 1998, the Company forgave a note receivable from the President of the Company for approximately $33,000. The Note represented advances from the Company to the President from January 1994 to April 1994, together with accrued interest.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) The following documents are filed as part of this report:

  1. Financial Statements

  All financial statements of the Company as set forth under Item 8 of this report.

  2. Financial Statement Schedules

  No financial statement schedules have been included since they are either not applicable or the information is included elsewhere herein.

  3. Exhibits

  The following exhibits are filed herewith:

 EXHIBIT
 NUMBER                                           DESCRIPTION
 -------                                          -----------
  1       --     Form of Purchase Agreement by and between Video Update, Inc. (the "Company"),
                 Piper Jaffray Inc. and The Robinson Humphrey Company, Inc. (filed as Exhibit 1 to the Company's Pre-Effective Amendment No. 2 to its Form S-3 Registration
                 Statement filed with the Securities and Exchange Commission (the "Commission")
                 on September 27, 1996 and incorporated herein by reference) (replaced and superseded a corresponding exhibit previously filed with the Commission).
  2.1     --     Agreement and Plan of Merger dated as of July 9, 1997, as amended by Amendment to Agreement and Plan of Merger dated as of October 27, 1997, by and among the
                 Company, VUI Merger Corp. and Moovies, Inc. ("Moovies") (filed as Exhibit 2.1 to the Company's Form S-4 Registration Statement filed with the Commission on
                 January 23, 1998 and incorporated herein by reference).
  2.2     --     Purchase Agreement by and among Video Update Canada Inc., Hill and Cassidy
                 Retail Corp., Byron Hill, Patricia Hill and Mel Cassidy, dated as of April 1,
                 1997 (filed as Exhibit 2 to the Company's Current Report on Form 8-K filed with the Commission on April 7, 1997 and incorporated herein by reference).
  2.3     --     Purchase Agreement by and among the Company, Cox Video Corporation, and Robert
                 W. Cox, dated as of February 28, 1997 (filed as Exhibit 2a to the Company's
                 Current Report on Form
                 8-K filed with the Commission on April 4, 1997 and incorporated herein by reference).
  2.4     --     Purchase Agreement by and among the Company, Susan Janae Kingston, and Larry
                 Peterman, dated as of March 17, 1997 (filed as Exhibit 2b to the Company's
                 Current Report on Form 8-K filed with the Commission on April 4, 1997 and incorporated herein by reference).
  2.5     --     Purchase Agreement by and among the Company, Video Warehouse, Inc., and Donald and Katherine Cianci, dated as of January 15, 1997 (filed as Exhibit 2 to the
                 Company's Current Report on Form8-K filed with the Commission on January 29,
                 1997 and incorporated herein by reference).
  2.6     --     Purchase Agreement by and among Video Update Canada Inc., Video View Ltd., and
                 Gordon and Joanne Hillman, dated as of January 1, 1997 (filed as Exhibit 2 to the Company's Current Report on Form 8-K filed with the Commission on January
                 10, 1997 and incorporated herein by reference).
  2.7     --     Purchase Agreement by and between the Company, Videoland, Inc. and the
                 Stockholder of Videoland, Inc., dated as of November 14, 1995 (filed as Exhibit
                 2 to the Company's Current Report on Form 8-K/A filed with the Commission on
                 January 26, 1996 and incorporated herein by reference).

 EXHIBIT
 NUMBER                                           DESCRIPTION
 -------                                          -----------
  2.8     --     Purchase Agreement by and among the Company, 94 Video West, Inc. and Michael
                 Bennett and Paul Levens, dated as of October 2, 1995 (filed as Exhibit 2a to the Company's Current Report on Form8-K filed with the Commission on October
                 13, 1995 and incorporated herein by reference).
  2.9     --     Purchase Agreement by and among the Company, Talerico Enterprises, Inc. ("TEI")
                 and the stockholder of TEI, dated as of October 5, 1995 (filed as Exhibit 2b to the Company's Current Report on Form 8-K filed with the Commission on October
                 13, 1995 and incorporated herein by reference).
  2.10    --     Purchase Agreement by and between the Company, and the Stockholders of Indy
                 Video, Inc., dated as of September 26, 1995 (filed as Exhibit 2 to the
                 Company's Current Report on Form 8-K filed with the Commission on September 27,
                 1995 and incorporated herein by reference).
  2.11    --     Stock Purchase and Sale Agreement by and among the Company, Wilderness Video
                 Group Ltd., Richard Walton, the Walton Family Trust Alexsay Holdings Ltd.,
                 Barclays Bank of Canada, Allstate Life Insurance Company of Canada, and Ontario
                 Municipal Employees Retirement Board, dated as of August 22, 1995 (filed as
                 Exhibit 2a to the Company's Current Report on Form 8-K filed with the
                 Commission on August 30, 1995 and incorporated herein by reference).
  2.12    --     Stock Purchase and Sale Agreement by and between the Company and Glenn Forth, dated August 23, 1995 (filed as Exhibit 2b to the Company's Current Report on
                 Form 8-K filed with the Commission on August 30, 1995 and incorporated herein by reference).
  2.13    --     Stock Purchase and Sale Agreement by and between the Company and Seig Badke, dated August 23, 1995 (filed as Exhibit 2c to the Company's Current Report on
                 Form 8-K filed with the Commission on August 30, 1995 and incorporated herein by reference).
  2.14    --     Stock Purchase and Sale Agreement by and among the Company, 443972 B.C., Ltd.,
                 Dale Mounzer and Jim Collen dated August 22, 1995 (filed as Exhibit 2d to the
                 Company's Current Report on Form 8-K filed with the Commission on August 30,
                 1995 and incorporated herein by reference).
  2.15    --     Purchase Agreement by and between the Company and the Stockholders of AV Video, dated as of July 14, 1995 (filed as Exhibit 2 to the Company's Current Report on Form 8-K filed with the Commission on July 26, 1995 and incorporated herein by reference).
  2.16    --     Purchase Agreement by and between the Company and the Proprietors of Video
                 Powerstore, dated as of June 2, 1995 (filed as Exhibit 2 to the Company's
                 Current Report on Form 8-K filed with the Commission on June 29, 1995 and incorporated herein by reference).
  2.17    --     Second Amendment to the Agreement and Plan of Merger by and among the Company,
                 Schmidt & Schmidt Limited ("SSL"), and the Stockholders of SSL, dated February
                 28, 1995 (filed as Exhibit 2a to the Company's Form Quarterly Report on Form
                 10-QSB for the quarter ended January 31, 1995 filed with the Commission on
                 March 17, 1995 and incorporated herein by reference).
  2.18    --     Agreement and Plan of Merger by and among the Company, Jarzig Enterprises,
                 Inc., and the Stockholders of Jarzig Enterprises, Inc., dated October 25, 1994
                 (filed as Exhibit 2b to the Company's Quarterly Report on Form 10-QSB for the
                 quarter ended October 31, 1994, filed with the Commission on December 15, 1994 and incorporated herein by reference).
  2.19    --     Agreement and Plan of Merger by and among the Company, Schmidt & Schmidt
                 Limited, and the Stockholders of Schmidt & Schmidt Limited, dated September 16,
                 1994 (filed as Exhibit 2a to the Company's Current Report on Form 8-K filed with the Commission on October 3, 1994 and incorporated herein by reference).

 EXHIBIT
 NUMBER                                           DESCRIPTION
 -------                                          -----------
  2.20    --     Agreement and Plan of Merger by and among the Company, Halgrimson Enterprises,
                 Inc., and the Stockholders of Halgrimson Enterprises, Inc., dated September 16,
                 1994 (filed as Exhibit 2b to the Company's Current Report on Form 8-K filed with the Commission on October 3, 1994 and incorporated herein by reference).
  2.21    --     Agreement and Plan of Merger by and among the Company, Koonrod, Inc., and the
                 Stockholders of Koonrod, Inc., dated September 2, 1994 (filed as Exhibit 2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31,
                 1994, filed with the Commission on September 10, 1994 and incorporated herein by reference).
  3.1     --     Restated Certificate of Incorporation (filed as Exhibit 3 to the Company's
                 Current Report on
                 Form 8-K filed with the Commission on January 20, 1997 and incorporated herein by reference).
  3.2     --     Bylaws of the Company, as amended on June 23, 1998 (filed as Exhibit 3 to the
                 Company's Current Report on Form 8-K filed with the Commission July 7, 1998 and incorporated herein by reference).
  4.1     --     Form of Unit Purchase Option (filed as Exhibit 4a to the Company's Pre-
                 Effective Amendment No. 1 to its Form SB-2 Registration Statement (No. 33-
                 89018) originally filed with the Commission on March 31, 1995 and incorporated herein by reference).
  4.2     --     Specimen Class A Common Stock Certificate (filed as Exhibit 4a to the Company's
                 Form SB-2 Registration Statement (No. 33-79292-C) declared effective by the
                 Commission on July 20, 1994 and incorporated herein by reference).
  4.3     --     Specimen Class B Common Stock Certificate (filed as Exhibit 4b to the Company's
                 Form SB-2 Registration Statement (No. 33-79292-C) declared effective by the
                 Commission on July 20, 1994 and incorporated herein by reference).
  4.4     --     Form of Warrant Agreement, including Form of Class A and Class B Warrant
                 Certificates (filed as Exhibit 4c to the Company's Form SB-2 Registration
                 Statement (No. 33-79292-C) declared effective by the Commission on July 20,
                 1994 and incorporated herein by reference).
  4.5     --     Form of Unit Purchase Option of D.H. Blair Investment Banking Corp. (filed as
                 Exhibit 4d to the Company's Form SB-2 Registration Statement (No. 33-79292-C)
                 declared effective by the Commission on July 20, 1994 and incorporated herein by reference).
  4.6     --     Rights Agreement by and between the Company and American Stock Transfer and
                 Trust Company (filed as Exhibit 4 to the Company's Form 8-K filed April 14,
                 1998 and incorporated herein by reference).
 10.1     --     Amended and Restated Voting Agreement, dated October 27, 1997 among the
                 Company, Moovies, and directors and certain officers of the Company and Moovies
                 (filed as Exhibit 10 to the Company's Form 10-Q for the fiscal quarter ended
                 October 31, 1997 and incorporated herein by reference).
 10.2     --     Amended and Restated Undertaking Agreement, dated October 27, 1997 among the
                 Company, Moovies, Daniel A. Potter, John M. Bedard and Daniel C. Howard (filed as Exhibit 10.2 of the Company's Form S-4 Registration Statement filed with the
                 Commission on January 23, 1998 and incorporated herein by reference).
 10.3     --     Form of 1998 Stock Option Plan (filed as Exhibit 10.3 of the Company's Form S-4
                 Registration Statement filed with the Commission on January 23, 1998 and incorporated herein by reference).
 10.4     --     Agreement between Rentrak Corporation and the Company (filed as Exhibit 10.4 of the Company's Form S-4 Registration Statement filed with the Commission on
                 January 23, 1998 and incorporated herein by reference).

 EXHIBIT
 NUMBER                                           DESCRIPTION
 -------                                          -----------
 10.5     --     Form of Employment Agreement between the Company and Daniel C. Howard (filed as
                 Exhibit 10.6 of the Company's Form S-4 Registration Statement filed with the
                 Commission on January 23, 1998 and incorporated herein by reference).
 10.6     --     Credit Agreement entered into as of March 6, 1998, among the Company, Video
                 Update Canada Inc., various lending institutions and Banque Paribas, as agent
                 (the "Credit Agreement") (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 11, 1998 and incorporated herein by reference).
 10.7     --     U.S. Pledge Agreement in favor of Banque Paribas, as Collateral Agent, dated as of March 6, 1998 (filed as Exhibit 10.2 to the Company's Current Report on Form
                 8-K filed with the Commission on March 11, 1998 and incorporated herein by reference).
 10.8     --     U.S. Security Agreement among the Company, Various U.S. Subsidiaries of the
                 Company, and Banque Paribas, as Collateral Agent, dated as of March 6, 1998
                 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on March 11, 1998 and incorporated herein by reference).
 10.9     --     Subsidiaries Guarantee Agreement among Various Subsidiaries of the Company, and
                 Banque Paribas, as Collateral Agent and as Pledgee, dated as of March 6, 1998
                 (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Commission on March 11, 1998 and incorporated herein by reference).
 10.10    --     Warrant Purchase Agreement between the Company, and Banque Paribas, Grand
                 Cayman Branch, dated as of March 6, 1998 (filed as Exhibit 10.5 to the
                 Company's Current Report on Form 8-K filed with the Commission on March 11,
                 1998 and incorporated herein by reference).
 10.11    --     Warrant Agreement between the Company and Banque Paribas, Grand Cayman Branch, dated as of March 6, 1998 (filed as Exhibit 10.6 to the Company's Current
                 Report on Form 8-K filed with the Commission on March 11, 1998 and incorporated herein by reference).
 10.12    --     Registration Rights Agreement between the Company and Banque Paribas, Grand
                 Cayman Branch, dated as of March 6, 1998 (filed as Exhibit 10.7 to the
                 Company's Current Report on Form 8-K filed with the Commission on March 11,
                 1998 and incorporated herein by reference).
 10.13    --     1996 Stock Option Plan (filed as Exhibit 10a to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 1996 and incorporated herein by reference).
 10.14    --     Form of Franchise Offering Circular (filed as Exhibit 10b to the Company's
                 Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 1996 and incorporated herein by reference).
 10.15    --     Restated Employment Agreement between the Company and Daniel A. Potter, effective as of April 30, 1998.
 10.16    --     Restated Employment Agreement between the Company and John M. Bedard, effective as of April 30, 1998.
 10.17    --     Form of Merger and Acquisition Agreement between the Company and D.H. Blair
                 Investment Banking Corp. (filed as Exhibit 10a to the Company's Pre-Effective
                 Amendment No. 1 to its Form SB-2 Registration Statement (No. 33-89018)
                 originally filed with the Commission on March 31, 1995 and incorporated herein by reference).
 10.18    --     Form of Amendment to Warrant Agreement dated July 20, 1994 between the Company,
                 American Stock Transfer & Trust Company and D.H. Blair Investment Banking Corp.
                 (filed as Exhibit 10b to the Company's Pre-Effective Amendment No. 1 to its
                 Form SB-2 Registration Statement (No. 33-89018) originally filed with the
                 Commission on March 31, 1995 and incorporated herein by reference).

 EXHIBIT
 NUMBER                                           DESCRIPTION
 -------                                          -----------
 10.19    --     Stock Exchange Agreement by and between the Company and certain stockholders of
                 Tinseltown Video, Inc. (filed as Exhibit 10a to the Company's Current Report on
                 Form 8-K filed with the Commission on February 16, 1995 and incorporated herein by reference).
 10.20    --     Formula Stock Option Plan (filed as Exhibit 10a to the Company's Form SB-2
                 Registration Statement (No. 33-89018) filed with the Commission on January 31,
                 1995 and incorporated herein by reference).
 10.21    --     Form of Franchise Agreement between the Company and Franchisees (filed as
                 Exhibit 10d to the Company's Form SB-2 Registration Statement (No. 33-79292-C)
                 declared effective by the Commission on July 20, 1994 and incorporated herein by reference).
 10.22    --     Form of Consulting Agreement between the Company and D.H. Blair Investment
                 Banking Corp. (filed as Exhibit 10f to the Company's Form SB-2 Registration
                 Statement (No. 33-79292-C) declared effective by the Commission on July 20,
                 1994 and incorporated herein by reference).
 10.23    --     Form of Agency Agreement between the Company and D.H. Blair Investment Banking
                 Corp. (filed as Exhibit 10aa to the Company's Form SB-2 Registration Statement
                 (No. 33-79292-C) declared effective by the Commission on July 20, 1994 and incorporated herein by reference).
 10.24    --     1994 Stock Option Plan (filed as Exhibit 10bb to the Company's Form SB-2
                 Registration Statement (No. 33-79292-C) declared effective by the Commission on
                 July 20, 1994 and incorporated herein by reference).
 10.25    --     Form of Second Amendment and Waiver to the Credit Agreement, dated as of August
                 12, 1998.
 10.26    --     Form of First Amendment to Warrant Agreement, dated as of August 12, 1998.
 18       --     Letter on Change in Accounting Principles (filed as Exhibit 18 to the Company's
                 Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996 and incorporated herein by reference).
 21       --     List of the Company's Subsidiaries.
 23       --     Consent of Ernst & Young LLP.
 27       --     Financial Data Schedule.
 27.1     --     Financial Data Schedule--Restated 1996.
 27.2     --     Financial Data Schedule--Restated 1997.

  (b) Reports on Form 8-K

  Set forth below is a list of reports on Form 8-K that were filed during the last quarter of the period covered by this report, listing the items reported, any financial statements filed, and the dates of such reports.

  1. Form 8-K filed March 11, 1998, reporting the following:

    a. Closing of the Agreement and Plan of Merger by and among the Company, VUI Merger Corp. and Moovies dated as of July 9, 1997 and amended as of October 27, 1997.

    b. Credit Agreement among the Company, Various Lending Institutions and Banque Paribas, as agent, dated as of March 6, 1998.

  2. Form 8-K filed April 14, 1998 reporting the following:

    a. Rights Agreement by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated April 13, 1998.

    b. Amendment to the Company's Bylaws, effective April 9, 1998.

  3. Form 8-K/A filed May 8, 1998, amending the Form 8-K filed March 11, 1998
to include the financial   statements of Moovies and the Company's pro forma
financial information.

                                  SIGNATURES

  IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Video Update, Inc.

Date: August 13, 1998                              /s/ Daniel A. Potter
                                          By: _________________________________
                                               DANIEL A. POTTER CHAIRMAN AND
                                                  CHIEF EXECUTIVE OFFICER

  In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


              SIGNATURE                        TITLE                 DATE

        /s/ Daniel A. Potter           Chairman and Chief      August 13, 1998
-------------------------------------   Executive Officer
          DANIEL A. POTTER              (Principal
                                        executive officer)

         /s/ John M. Bedard            President and           August 13, 1998
-------------------------------------   Director
           JOHN M. BEDARD

        /s/ Daniel C. Howard           Chief Operations        August 13, 1998
-------------------------------------   Officer and
          DANIEL C. HOWARD              Director

       /s/ Stephen L. Reynolds         Chief Financial         August 13, 1998
-------------------------------------   Officer (Principal
         STEPHEN L. REYNOLDS            financial and
                                        accounting officer)

         /s/ Paul Kelnberger           Director                August 13, 1998
-------------------------------------
           PAUL KELNBERGER

        /s/ Bernard Patriacca          Director                August 13, 1998
-------------------------------------
          BERNARD PATRIACCA

       /s/ F. Andrew Mitchell          Director                August 13, 1998
-------------------------------------
         F. ANDREW MITCHELL

         /s/ Theodore Coburn           Director                August 13, 1998
-------------------------------------
           THEODORE COBURN

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Auditors...........................................  F-2
Consolidated Balance Sheets as of April 30, 1997 and 1998................  F-3
Consolidated Statements of Operations for the years ended April 30, 1996,
 1997 and 1998...........................................................  F-4
Consolidated Statement of Stockholders' Equity for the years ended April
 30, 1996, 1997 and 1998.................................................  F-5
Consolidated Statements of Cash Flows for the years ended April 30, 1996,
 1997 and 1998...........................................................  F-6
Notes to Consolidated Financial Statements...............................  F-7

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Video Update, Inc.

  We have audited the accompanying consolidated balance sheets of Video Update, Inc. and subsidiaries as of April 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, these financial statements present fairly, in all material respects, the consolidated financial position of Video Update, Inc. at April 30, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 30, 1998 in conformity with generally accepted accounting principles.

  As discussed in Note 2 to the consolidated financial statements, in 1996 the Company changed its method of accounting for the amortization of its videocassette rental inventory.

                                          /s/ Ernst & Young LLP

Minneapolis, Minnesota
August 13, 1998

                               VIDEO UPDATE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                            APRIL 30,  APRIL 30,
                                                              1997       1998
                                                            ---------  ---------
                                                              (IN THOUSANDS)
                          ASSETS
Cash and cash equivalents.................................. $  2,424   $  1,433
Accounts receivable........................................    3,776      4,737
Notes receivable from related parties......................    1,394        --
Inventory..................................................    7,318     12,449
Videocassette rental inventory--net........................   45,479     94,452
Property and equipment--net................................   33,069     69,720
Prepaid expenses...........................................      783      4,162
Income taxes receivable....................................      --       2,430
Deferred income taxes......................................      --       2,592
Goodwill--net..............................................   37,716     80,664
Other assets...............................................    1,648      5,792
                                                            --------   --------
    Total assets........................................... $133,607   $278,431
                                                            ========   ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable.............................................. $ 20,564   $104,488
Accounts payable...........................................   12,196     39,045
Accrued expenses...........................................    2,415     12,841
Accrued rent...............................................    2,238      5,073
Accrued compensation.......................................    1,779      7,685
Income taxes payable.......................................    1,096        --
Deferred income taxes......................................    2,327        --
Commitments and contingencies
Stockholders' equity:
Preferred Stock, par value $.01 per share:
  Authorized shares--5,000,000
  Issued shares-- none.....................................      --         --
Class A Common Stock, par value $.01 per share:
  Authorized shares--60,000,000
  Issued and outstanding shares--18,170,341 at April 30,
   1997 and 29,278,518 at April 30, 1998...................      182        293
Class B Common Stock, par value $.01 per share:
  Authorized, issued and outstanding shares--20,000,000 at
   April 30, 1997 and none at April 30, 1998                      20        --
  Additional paid-in capital...............................   86,085    117,641
  Retained earnings (deficit)..............................    6,806     (7,674)
  Foreign currency translation.............................     (421)      (961)
                                                            --------   --------
                                                              92,672    109,299
  Notes receivable from officers for the exercise of op-
   tions...................................................   (1,680)       --
                                                            --------   --------
    Total stockholders' equity.............................   90,992    109,299
                                                            --------   --------
    Total liabilities and stockholders' equity............. $133,607   $278,431
                                                            ========   ========

                            See accompanying notes.

                               VIDEO UPDATE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                         FISCAL YEAR ENDED APRIL 30,
                                  --------------------------------------------
                                      1996           1997            1998
                                  -------------  -------------  --------------
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Rental revenue................. $      46,592  $      83,489  $      138,279
  Service fees...................           491            567             800
  Product sales..................         3,421          7,743          17,075
                                  -------------  -------------  --------------
                                         50,504         91,799         156,154
Costs and expenses:
  Store operating expenses.......        39,685         69,366         128,971
  Selling, general and adminis-
   trative.......................         5,362          8,231          25,813
  Cost of product sales..........         1,880          4,544          11,513
  Store closing charge...........           --             --            5,082
  Amortization of goodwill.......         1,072          1,613           2,353
                                  -------------  -------------  --------------
                                         47,999         83,754         173,732
                                  -------------  -------------  --------------
Operating income (loss)..........         2,505          8,045         (17,578)
Interest expense.................          (232)          (544)         (3,702)
Other income.....................           548            461             684
                                  -------------  -------------  --------------
                                            316            (83)         (3,018)
                                  -------------  -------------  --------------
Income (loss) before income tax-
 es..............................         2,821          7,962         (20,596)
Income tax expense (benefit).....         1,193          3,342          (6,116)
                                  -------------  -------------  --------------
Net income (loss)................ $       1,628  $       4,620  $      (14,480)
                                  =============  =============  ==============
Net income (loss) per share, ba-
 sic............................. $        0.17  $        0.29  $        (0.71)
                                  =============  =============  ==============
Net income (loss) per share, di-
 luted........................... $        0.15  $        0.28  $        (0.71)
                                  =============  =============  ==============


                            See accompanying notes.

                               VIDEO UPDATE, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                 ADDITIONAL RETAINED    FOREIGN   OFFICERS'
                               CLASS A            CLASS B         PAID-IN   EARNINGS   CURRENCY     NOTES
                            COMMON STOCK       COMMON STOCK       CAPITAL   (DEFICIT) TRANSLATION RECEIVABLE
                          ------------------ ------------------  ---------- --------- ----------- ----------
                          NUMBER OF          NUMBER OF
                            SHARES    AMOUNT   SHARES    AMOUNT    AMOUNT    AMOUNT     AMOUNT      AMOUNT    TOTAL
                          ----------  ------ ----------  ------  ---------- --------- ----------- ---------- --------
Balance at April 30,
 1995...................   4,138,366   $ 41   2,000,000  $  20    $ 14,522   $   558     $ --       $  --    $ 15,171
Issuance of shares in
 connection with the
 overallotment option
 related to the
 Subsequent Public
 Offering...............     345,970      3         --     --          989       --        --          --         992
Issuance of shares in
 connection with the
 Company's
 acquisitions...........   1,603,444     17         --     --       14,746       --        --          --      14,763
Issuance of shares in
 connection with the
 redemption of the Class
 A Warrants.............   4,502,105     45         --     --       28,369       --        --          --      28,414
Issuance of shares
 related to employee
 stock options
 exercised..............     427,850      4         --     --        1,842       --        --          --       1,846
Notes issued by the
 officers for the
 exercise of stock
 options................         --     --          --     --          --        --        --       (1,811)    (1,811)
Tax benefit resulting
 from the exercise of
 non-qualified
 stock options..........         --     --          --     --          531       --        --          --         531
Foreign currency
 translation............         --     --          --     --          --        --        (34)        --         (34)
Net income..............         --     --          --     --          --      1,628       --          --       1,628
                          ----------   ----  ----------  -----    --------   -------     -----      ------   --------
Balance at April 30,
 1996...................  11,017,735    110   2,000,000     20      61,029     2,186       (34)     (1,811)    61,500
Payment on notes issued
 by officers for
 exercise of options....         --     --          --     --          --        --        --          131        131
Issuance of shares in
 connection with the
 Subsequent Public
 Offering net of
 registration expenses..   7,015,000     70         --     --       24,962       --        --          --      25,032
Issuance of shares in
 connection with the
 Company's
 acquisitions...........     136,606      2         --     --           90       --        --          --          92
Issuance of shares
 related to employee
 stock options
 exercised..............       1,000    --          --     --            4       --        --          --           4
Foreign currency
 translation............         --     --          --     --          --        --       (387)        --        (387)
Net income..............         --     --          --     --          --      4,620       --          --       4,620
                          ----------   ----  ----------  -----    --------   -------     -----      ------   --------
Balance at April 30,
 1997...................  18,170,341    182   2,000,000     20      86,085     6,806      (421)     (1,680)    90,992
Adjustment of shares
 issued in acquisition..     (65,750)   --          --     --         (500)      --        --          --        (500)
Issuance of shares in
 connection with the
 Moovies acquisition....   9,303,927     93         --     --       28,107       --        --          --      28,200
Release, partial
 forfeiture and
 conversion of
 escrow shares..........   1,170,000     11  (1,300,000)   (13)      3,546       --        --          --       3,544
Issuance of warrants in
 connection with the
 Senior Facility........         --     --          --     --        1,730       --        --          --       1,730
Conversion of Class B to
 Class A common stock...     700,000      7    (700,000)    (7)        --        --        --          --         --
Acquisition related
 deficiency payments....         --     --          --     --       (1,327)      --        --          --      (1,327)
Forgiveness of officers
 note receivable........         --     --          --     --          --        --        --        1,680      1,680
Foreign currency
 translation............         --     --          --     --          --        --       (540)        --        (540)
Net loss................         --     --          --     --          --    (14,480)      --          --     (14,480)
                          ----------   ----  ----------  -----    --------   -------     -----      ------   --------
Balance at April 30,
 1998...................  29,278,518   $293         --   $ --     $117,641   $(7,674)    $(961)       $--    $109,299
                          ==========   ====  ==========  =====    ========   =======     =====      ======   ========

                            See accompanying notes.

                               VIDEO UPDATE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                FISCAL YEAR ENDED APRIL 30,
                                               -------------------------------
                                                 1996       1997       1998
                                               ---------  ---------  ---------
                                                      (IN THOUSANDS)
Operating activities
  Net income (loss)........................... $   1,628  $   4,620   $(14,480)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
    Depreciation and amortization.............    15,241     25,702     48,459
    Accrued rent..............................       472      1,516      2,834
    Deferred income taxes.....................        31      1,486     (4,356)
    Compensation expense from release of
     escrow shares............................       --         --       3,546
    Compensation expense related to restated
     employment agreements....................       --         --       7,161
    Charge for business restructuring plan....       --         --       5,100
  Changes in operating assets and liabilities,
   net of acquisitions of businesses:
    Accounts receivable.......................      (385)    (3,332)      (191)
    Inventory.................................    (2,563)    (2,772)      (960)
    Other assets..............................      (801)    (1,270)    (5,873)
    Accounts payable..........................     5,921      3,504      6,230
    Income taxes..............................     1,130        503     (3,397)
    Other liabilities.........................    (1,319)       483     (1,208)
                                               ---------  ---------  ---------
        Net cash provided by operating
         activities...........................    19,355     30,440     42,865
Investing activities
  Purchase of videocassette rental inventory..   (22,739)   (33,434)   (61,752)
  Purchase of property and equipment..........   (12,301)   (14,951)   (17,458)
  Investment in businesses, net of cash
   acquired...................................   (17,391)   (21,340)     3,027
  Payment of deficiency on stock guarantee....       --         --      (1,327)
  Notes receivable from officers..............    (1,252)       --         --
  Payments on notes receivable from officers..      (272)       292        --
                                               ---------  ---------  ---------
        Net cash used in investing
         activities...........................   (53,955)   (69,433)   (77,510)
Financing activities
  Net proceeds (payments) of bank line........       --         --     (20,000)
  Proceeds from notes payable.................     4,100     26,326    103,700
  Payments of notes payable...................    (3,838)   (10,621)       (46)
  Payment of acquisition debt.................       --         --     (50,000)
  Proceeds from exercise of employee options..        35          4        --
  Proceeds from exercise of Class A warrants..    28,414        --         --
  Proceeds from issuance of common stock......       992     25,032        --
                                               ---------  ---------  ---------
        Net cash provided by financing
         activities...........................    29,703     40,741     33,654
                                               ---------  ---------  ---------
Increase (decrease) in cash and cash
 equivalents..................................    (4,897)     1,748       (991)
Cash and cash equivalents at beginning year...     5,573        676      2,424
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $     676  $   2,424  $   1,433
                                               =========  =========  =========

                            See accompanying notes.

                              VIDEO UPDATE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                APRIL 30, 1998

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

 Service Fees

  The Company receives continuing monthly royalty and other fee revenue from its franchisees based on a percentage of the franchisees' gross monthly revenue. Royalty fee and other fee revenues will continue for the initial terms of the franchise agreements, after which the revenues will be based upon renewed franchise agreements. Origination franchise fees collected are deferred and not recorded as revenue in the statement of operations until the franchisee has executed a lease or a letter of intent of a franchised store location.

 Cash Equivalents

  The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents.

 Inventory

  Inventory is stated at the lower of cost (first in, first out) or market. Inventory consists of videocassettes held as base stock for the opening of new stores, videocassettes held for sale and supplies available for sale to franchisees.

                              VIDEO UPDATE, INC.

 Videocassette Rental Inventory

  Videocassette rental inventory is stated at cost, and is amortized over the estimated economic life as follows:

         NUMBER OF COPIES
        OF TITLE PER STORE                     AMORTIZATION POLICY
        ------------------                     -------------------
   One through three............ Straight-line over 36 months to a salvage value of $6.00 per videocassette.
   Four through nine............ Straight-line over 6 months to a book value of $6.00 and then straight-line over 30 months.
   Ten and over................. Straight-line over 6 months to a book value of $6.00 and then straight-line over 3 months.

 Property and Equipment

  Furniture and equipment are recorded at cost and depreciated using the straight-line method over the estimated economic life of the asset of five to ten years. Leasehold improvements are recorded at cost and depreciated using the straight-line method over the estimated economic life of the lease term.

 Goodwill

  Goodwill, consisting principally of excess cost over net assets from the acquisitions of businesses, is net of accumulated amortization of approximately $2,768,000 and $2,353,002 at April 30, 1997 and 1998,
respectively and is being amortized on a straight-line basis over twenty years. If facts and circumstances suggest that the goodwill will not be recoverable, as determined based on the undiscounted cash flows of the assets acquired over the remaining amortization period, the Company's carrying value of goodwill will be reduced by the estimated shortfalls of cash flows.

 Income Taxes

  The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes." Deferred income taxes are recorded to reflect the tax consequences of differences between the tax and financial reporting bases of assets and liabilities.

 Stock-based Compensation

  The Company implemented only the net earnings and earnings per share disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," in fiscal 1997. The Company has elected to recognize compensation expense for its stock based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense is recognized for stock options with exercise prices equal to, or in excess of, the market value of the underlying shares of stock at the date of grant.

 Long-Lived Assets

  The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective May 1, 1996. SFAS 121 prescribes the accounting treatment for long-lived assets, identifiable intangibles and goodwill related to those assets when there are indications that the carrying values of those assets may not be recoverable. In performing such review for recoverability, the Company compares the expected future cash flows to the carrying value of long-lived assets and identifiable intangibles. If the anticipated undiscounted future cash flows are less than the carrying amount of such assets, the Company's carrying amount will be reduced to its estimated fair value.

                              VIDEO UPDATE, INC.

 Fair Value of Financial Instruments

  At April 30, 1997 and 1998, the carrying value of financial instruments such as cash and cash equivalents, accounts payable and notes payable approximated their fair values.

 Earnings Per Share

  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excluded any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and when necessary, restated to conform to the Statement 128 requirements.

  The following table is a reconciliation of the basic and diluted earnings per share computation:

                                                   FISCAL YEAR ENDED APRIL 30,
                                                  -----------------------------
                                                    1996     1997       1998
                                                  ------------------ ----------
                                                    (IN THOUSANDS, EXCEPT PER
                                                          SHARE AMOUNT)
   NUMERATOR:
   Net income (loss)............................  $  1,628 $   4,620 $  (14,480)
                                                  ======== ========= ==========
   Numerator for basic and diluted earnings per
    share--income (loss) available to common
    stockholders................................    $1,628   $ 4,620   $(14,480)
                                                  ======== ========= ==========
   DENOMINATOR:
   Denominator for basic earnings per share--
    weighted-average shares
     Class A common shares......................     8,826    15,185     20,412
     Class B common shares......................       700       700        --
                                                  -------- --------- ----------
                                                     9,526    15,885     20,412
   Effect of dilutive securities:
     Employee stock options.....................       991       200        --
     Contingent stock acquisition...............       146       177        --
                                                  -------- --------- ----------
   Dilutive potential common shares.............     1,137       377        --
                                                  -------- --------- ----------
   Denominator for diluted earnings per share--
    adjusted weighted-average shares and assumed
    conversions.................................    10,663    16,262     20,412
                                                  ======== ========= ==========
   Basic net income (loss) per share............  $    .17 $     .29 $     (.71)
                                                  -------- --------- ----------
   Diluted net income (loss) per share..........  $    .15 $     .28 $     (.71)
                                                  ======== ========= ==========

 Recently Issued Accounting Standards

  In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 is effective for fiscal years beginning after December 15, 1997. Statement 130 establishes standards for the reporting of comprehensive income in a full set of general purpose financial statements. Management believes the adoption of Statement No. 130 will not have a material effect on the Company's financial statements.

  Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 is effective for years beginning after December 15, 1997. Statement No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. Management believes the adoption of Statement No. 131 will not have a material effect on the Company's financial statements.

                              VIDEO UPDATE, INC.

 Reclassification

  Certain reclassifications have been made to the prior year financial statements to conform with the 1998 presentation.

2. CHANGE IN AMORTIZATION METHOD FOR VIDEOCASSETTE RENTAL INVENTORY

  Effective February 1, 1996, the Company changed the amortization policy for videocassettes to the method as described in Note 1. The change, which represents in part a change in accounting principle and a change in accounting estimate, has been reflected in the accompanying financial statements in total as a change in an estimate in fiscal 1996.

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

3. MOOVIES, INC. ACQUISITION

  In March 1998 the Company completed the acquisition of Moovies, Inc. in a tax-free reorganization, whereby Moovies stockholders received .75 shares of Video Update Class A common stock in exchange for each share of Moovies common stock. Video Update issued approximately 9.3 million shares in this transaction. The acquisition will be accounted for under the purchase method of accounting and the excess of the cost over the estimated fair value of the assets acquired, estimated to be approximately $47,166,000 will be amortized over 20 years.

  In March 1998, the stockholders in conjunction with the Moovies transaction approved the termination and cancellation of the Escrow Agreement by and among American Stock Transfer & Trust Company, Video Update and certain stockholders of Video Update. As a result: (i) 10% or 130,000 of the 1,300,000 Class B shares of common stock held in escrow were forfeited and canceled; (ii) the remaining 1,170,000 shares of common stock were released from escrow, resulting in a one-time compensation expense charge of approximately $3.5 million which the Company recognized as general and administrative expense in the fourth quarter of fiscal 1998; and, (iii) all 1,870,000 shares of Class B common stock were converted into Class A common stock and the preferential voting rights were eliminated.

  Simultaneously with the closing of the Moovies acquisition, the Company obtained through a syndicate led by Banque Paribas a $120 million credit/term loan facility (the "Senior Facility"). The Senior Facility replaced the Company's previous $60 million revolving credit facility. The Senior Facility consists of the following: (i) two term loans totaling $95.0 million; (ii) a $15.0 million capital expenditure line; and, (iii) a $10.0 million revolving line. The Company borrowed the $95.0 million of the two term loans in conjunction with the closing of the merger and the proceeds were used to refinance the current indebtedness of Moovies and Video Update and pay transaction expenses. The capital expenditure line is primarily available to fund the conversion of the Moovies stores and integration costs, the opening of new stores and selected acquisitions. The revolving line is available for normal working capital needs. The facility is secured by all of the Company's assets. In connection with the Senior Facility, the Company also issued five year warrants to Banque Paribas to purchase one million shares of the Company's Class A common stock at an exercise price of $2.68. The warrants were valued at

                              VIDEO UPDATE, INC.

$1,730,000 and resulted in an increase in paid in capital and corresponding discount on debt. This discount, as well as related bank fees, will be amortized over the life of the Senior Facility.

  During the fourth quarter of 1998, the Company performed an analysis of the stores acquired in the acquisition of Moovies, Inc. and adopted a business plan to close approximately 17 of the acquired stores. This resulted in a reserve of approximately $1,843,000 of future cash outlays for lease terminations and miscellaneous closing costs, which was recorded in the balance sheet as a result of purchase accounting.

4. PROVISION FOR STORE CLOSING AND OTHER CHARGES

  During the fourth quarter of 1998 the Company began and completed an extensive analysis of its base store performance and adopted a business restructuring plan to close approximately 24 of its stores. This analysis resulted in the Company recording a pretax charge of approximately a $5,100,000. The components of the restructuring charge included approximately $2,700,000 in reserves of future cash outlays for lease terminations and miscellaneous closing costs, as well as approximately $2,400,000 in asset write downs comprised of $1,596,000 and $804,000 for property and equipment and goodwill, respectively. The revenues of stores identified for closure were not material for the fiscal years ended April 30, 1996, 1997 and 1998.

  In addition, during the fourth quarter of fiscal 1998, the Company recorded approximately the following significant charges in its general and administrative expenses: (i) $3,800,000 related to the Moovies acquisition, $3,500,000 of which was a non-cash, non-tax deductible charge to compensation expense related to the release of 1,170,000 shares of Class B common stock from escrow (see Note 12 "Stockholders' Equity"); (ii) $3,200,000 non-cash charge relating to the restated employment agreements for the Company's Chief Executive Officer and its President, representing amounts which will be applied to this existing stock option related loan obligations to the Company and $3,900,000 which will be used by the executives to pay income taxes and loans arising from the same stock option transaction (see Note 8 "Related Party Transactions"); and, (iii) $700,000 for the previous capitalized bank fees related to the Company's previous Revolving Credit Facility which was repaid prior to its maturity (see Note 7 "Notes Payable").

5. VIDEOCASSETTE RENTAL INVENTORY--NET

                                                                 APRIL 30,
                                                             ------------------
                                                               1997      1998
                                                             --------  --------
                                                              (IN THOUSANDS)
   Videocassette rental inventory........................... $ 81,618  $167,790
   Accumulated amortization.................................  (36,139)  (73,338)
                                                             --------  --------
                                                             $ 45,479  $ 94,452
                                                             ========  ========

  Amortization expense for videocassette rental inventory, which is included in store operating expenses, was $12,532,000, $20,317,000 and $37,613,989 for the years ended April 30, 1996, 1997 and 1998, respectively.

6. PROPERTY AND EQUIPMENT--NET

                                                                 APRIL 30,
                                                              -----------------
                                                               1997      1998
                                                              -------  --------
                                                               (IN THOUSANDS)
   Land...................................................... $   473  $    488
   Buildings.................................................   1,403     1,403
   Furniture and equipment...................................  22,385    45,720
   Leasehold improvements....................................  14,369    34,454
   Accumulated depreciation..................................  (5,561)  (12,345)
                                                              -------  --------
                                                              $33,069  $ 69,720
                                                              =======  ========

  Depreciation expense was $1,607,000, $3,307,000 and $6,880,000 for the years ended April 30, 1996, 1997 and 1998, respectively.

                              VIDEO UPDATE, INC.

7. NOTES PAYABLE

  Simultaneously with the closing of the Moovies transaction the Company announced that a syndicate lead by Banque Paribas had extended it a $120 million Senior Facility, which replaced the previous revolving credit facility. The notes payable balance consists of the following:

                                                                  APRIL 30,
                                                               ----------------
                                                                1997     1998
                                                               ------- --------
                                                                (IN THOUSANDS)
   Senior Facility with banks:
    two term loans of $52,500,000 and $42,500,000; interest
    at 9.19% and 9.44%, respectively; with payments beginning
    in January, 1999, maturing in January, 2002 and January,
    2003, respectively and secured by substantially all
    assets of the Company....................................  $   --  $ 95,000
   Capital expenditure loan with banks; interest payable
    April 30, 1998 at 9.19%; with quarterly payments
    beginning July, 1998, and final maturity April, 2000.
    Secured by substantially all assets of the Company.......      --     4,500
   Revolving loan with banks; interest payable April 30, 1998 at 9.19%; maturity April, 2002. Secured by substantially
    all assets of the Company................................      --     4,200
   Note payable with interest at 6.25%; maturing in March,
    1999.....................................................      --     2,000
   Note payable in monthly installments of $6,180 until
    December 2004, with a balloon payment of approximately
    $294,000, interest at the United States government
    treasury securities rate plus 4.5% (9.98% at April 30,
    1998). The note is secured by a mortgage and specific
    assets of the Company....................................      529      507
   Note payable with monthly installment of approximately
    $1,000 with interest rate of 12% maturing on May 1999.          35       11
   Revolving credit facility with a bank; quarterly payments
    of interest at the prime rate plus 1/2% or the Eurodollar
    rate secured by all assets of the Company................   20,000      --
   Discount on debt for 1,000,000 bank warrants; expiring
    March, 2003 (see Note 3).................................      --    (1,730)
                                                               ------- --------
                                                               $20,564 $104,488
                                                               ======= ========

  The weighted-average interest rate on borrowings outstanding was 8.25%, 7.61% and 9.29% at April 30, 1996, 1997 and 1998, respectively.

  The aggregate maturities of the notes payable at April 30, 1998 are as follows:

                                                                  (IN THOUSANDS)
       1999......................................................    $  5,679
       2000......................................................      14,543
       2001......................................................      17,093
       2002......................................................      23,568
       2003......................................................      34,793
       Thereafter................................................      10,542
                                                                     --------
                                                                     $106,218
       Discount on debt..........................................      (1,730)
                                                                     --------
                                                                     $104,488
                                                                     ========

                              VIDEO UPDATE, INC.

  The Senior Facility includes negative, affirmative and financial covenants including, but not limited to, minimum pretax earnings, minimum free cash flow, minimum net worth, maximum indebtedness, maximum leverage, minimum fixed charge coverage, a prohibition or restriction on capital expenditures, debt and guarantees, liens and encumbrances on any property, mergers, consolidations, investments, advances, divestitures, change or business or conduct of business, joint ventures, partnerships, the creation of new subsidiaries, dividends, distributions, repurchases or redemptions of outstanding stock (including options or warrants), the voluntary prepayment, repurchase redemption or defeasance of debt, and the acquisition, sale or transfer, lease or sale-leaseback of assets. The Senior Facility is secured by substantially all of the Company's assets as well as by pledges of its stock in its subsidiaries, which subsidiaries also have provided guarantees of the Company's obligations. The Company was not in compliance of certain of the financial covenants of the Senior Facility at April 30, 1998, and July 31, 1998. The Company has obtained waivers with respect to the non-complying conditions and has further amended the Senior Facility (see Note 17 "Management's Plan").

8. RELATED PARTY TRANSACTIONS

  Family members of stockholders and a Board Director own a majority interest at April 30, 1996, 1997 and 1998 in one, one and three franchise stores, respectively. The amount of service fees earned from these franchisees was approximately $20,000, $25,000 and $73,104 for the years ended April 30, 1996, 1997 and 1998, respectively. The amount due from the franchisees at April 30, 1996, 1997 and 1998 approximated $2,500, $2,850 and $73,322, respectively.

  During the years ended April 30, 1996, 1997 and 1998, the Company incurred expenses of approximately $245,000, $271,000 and $561,000, respectively, to Johnson, West & Co., PLC ("Johnson, West & Co.") for accounting and tax services. A director of the Company is a member of Johnson, West & Co.

  Each of Messrs. Potter and Bedard have issued notes to the Company (the "Recourse Notes") in connection with stock option exercises, for approximately $2,080,147 and $1,155,637, respectively, including accrued interest through April 30, 1998. The Recourse Notes were issued by the executives upon their exercise in August 1995 of 420,000 options granted to them under the Stock Option Plans in May 1995 at an exercise price of $4.3125, the fair market value of the stock on the date the options were granted. The Recourse Notes represent the total exercise price of such options plus amounts advanced by the Company to such executives to satisfy then anticipated tax liabilities. The Recourse Notes, which provide for full recourse against the respective officer's personal assets and Company stockholdings, are evidenced by promissory notes bearing accrued interest at a rate of 8% per annum (through April 30, 1998) with payment of principal and interest due on October 4, 1999. In the event that the obligors sell shares of the Company's stock, the net proceeds thereof will be applied to payment, in part or in full, of the Recourse Notes.

  In connection with restated employment agreements, the Board has approved an accrual of bonuses that will be directed primarily to satisfying obligations arising from the Recourse Notes. For fiscal year 1998, bonus payments aggregating $816,580 were awarded as reimbursement of previous payments of principal and interest on the Recourse Notes and accompanying tax liability to the recipients. In addition, the Board has approved the subsequent payment of additional aggregate bonuses of approximately $6,345,000 to be used primarily to satisfy the Recourse Notes as well as the anticipated income tax liabilities to the executives, subject to any required approval of the Company's bank lenders. If such bonuses are not effected, the Recourse Notes will remain outstanding. The Company has recorded compensation expense of approximately $7,162,000 in general and administrative expense in 1998 to reflect these revisions. The resultant accrual for compensation expense has been recorded as an offset to the officers' loan obligations, in essence treated as loan forgiveness, with the balance of the accrual included in accrued compensation in the balance sheet as of April 30, 1998 (see Note 4).

                              VIDEO UPDATE, INC.

  In addition, during fiscal 1998, the Company forgave a note receivable from the President of the Company for approximately $33,000. The note represented advances from the Company to the President from January 1994 to April 1994, together with accrued interest.

9. COMMITMENTS AND CONTINGENCIES

 Employment Contracts

  In fiscal 1998, the Company entered into employment agreements with three of its executive officers. The agreements provide for annual base salary amounts as well as provisions for potential bonuses and stock option grants. The agreements further provide for specified additional payments in the event of termination or transactions that would result in change of control of the Company.

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

  At April 30, 1998, minimum annual rental commitments under non-cancelable operating leases are as follows:

                                                                  (IN THOUSANDS)
   1999..........................................................    $ 49,161
   2000..........................................................      43,340
   2001..........................................................      35,935
   2002..........................................................      30,811
   2003..........................................................      28,371
   Thereafter....................................................     123,724
                                                                     --------
   Total minimum lease payments..................................    $311,342
                                                                     ========

  Rent expense, principally retail and office space, under operating leases amounted to $7,675,000, $13,513,000 and $28,180,000 for the years ended April 30, 1996, 1997 and 1998, respectively,

 Supplier Agreement

  The Company has an agreement with a supplier of videocassette rental tapes. Under the terms of the agreement, the Company is required to obtain a minimum annual dollar amount of new release titles from the supplier. The minimum dollar amount is subject to increase or decrease depending on the Company's gross revenues from video rental or sales and the number of major studios participating with the supplier (currently approximates less than 10% of the Company's total purchase of videocassette rental tapes).

10. INCOME TAXES

  Income (loss) from continuing operations before income taxes in fiscal 1996, 1997 and 1998 of $2,821,000, $7,962,000 and $(20,596,000), respectively, is comprised of $2,412,000 in the United States and $409,000 in Canada for fiscal 1996, $5,525,000 in the United States and $2,437,000 in Canada for fiscal 1997 and $(21,308,000) in the United States and $712,000 in Canada for fiscal 1998.

                              VIDEO UPDATE, INC.

  Income tax expense is as follows:

                                                 FISCAL YEAR ENDED APRIL 30,
                                                 -----------------------------
                                                   1996      1997      1998
                                                 --------- --------- ---------
                                                       (IN THOUSANDS)
   Current:
     Federal.................................... $    833  $  1,384  $  (1,812)
     State......................................      164       422         52
     International..............................      165        50        --
                                                 --------  --------  ---------
                                                    1,162     1,856     (1,760)
   Deferred:
     Federal....................................       39       413     (3,706)
     State......................................      (53)      (15)    (1,062)
     International..............................       45     1,088        412
                                                 --------  --------  ---------
                                                       31     1,486     (4,356)
                                                 --------  --------  ---------
   Total income tax expense (benefit)........... $  1,193  $  3,342  $  (6,116)
                                                 ========  ========  =========

  Components of the net deferred tax asset (liability), resulting from differences in book and income tax accounting methods, are as follows:

                                                                APRIL 30,
                                                           ---------------------
                                                            1997     1998
                                                           -------  -------
                                                             (IN THOUSANDS)
   Deferred income tax asset (liability):
     Tax over book depreciation and amortization.......... $(2,794) $(4,798)
     Tax over book merger basis adjustment................    (286)    (254)
                                                           -------  -------
                                                            (3,080)  (5,052)
   Deferred income tax asset:
     Book over tax rent expense...........................     753    1,613
     Book over tax employment related accruals............     --     2,414
     Net operating loss carryforwards.....................     --     1,649
     Book over tax restructuring and other accruals.......     --     1,968
                                                           -------  -------
                                                               753    7,644
                                                           -------  -------
   Net deferred income tax asset (liability).............. $(2,327) $ 2,592
                                                           =======  =======

  The reconciliation of the federal statutory rate (34%) to the Company's effective income tax rate is as follows:

                                                 FISCAL YEAR ENDED APRIL 30,
                                                 -----------------------------
                                                   1996      1997      1998
                                                 --------- --------- ---------
     Federal tax at statutory rate..............     34.0%     34.0%     (34.0)%
     State tax, net of federal benefit..........      2.6       2.8       (3.3)
     Release of escrow shares...................      --        --         5.8
     International..............................      2.0       3.5        0.5
     Goodwill...................................      2.0       1.0        0.7
     Other......................................      1.7       0.7        0.6
                                                 --------  --------  ---------
     Effective rate.............................     42.3%     42.0%     (29.7)%
                                                 ========  ========  =========

                              VIDEO UPDATE, INC.

  At April 30, 1998, the Company has United States federal and state tax loss carryforwards of approximately $26,327,000, which expire between the year's 2007 to 2013. For the nine months ending January 31, 1999, approximately $5,665,000 of net operating loss is available. Thereafter, the remaining available net operating loss carryforward is limited to $1,450,000 each year in accordance with the Internal Revenue Code.

11. SUPPLEMENTAL CASH FLOW INFORMATION

                                                   FISCAL YEAR ENDED APRIL 30,
                                                   ----------------------------
                                                    1996     1997       1998
                                                   ----------------- ----------
                                                          (IN THOUSANDS)
   Interest paid.................................. $   226 $     390 $    3,223
   Income taxes paid.............................. $    29 $   1,394 $    1,725
   Common stock issued in Moovies acquisition..... $    -- $      -- $   28,200

12. STOCKHOLDERS' EQUITY

 Class A Common Stock; Class B Common Stock

  In connection with the Company's IPO, all of the holders of the Company's Class B Common Stock placed on a pro rata basis, an aggregate of 1,300,000 shares (the "Escrow Shares") into escrow. As a result of the Stockholder's vote to release 90% of the shares from Escrow in fiscal 1998, the remaining 130,000 shares were forfeited. The shares released from Escrow and the remaining 700,000 shares of Class B Stock outstanding were converted into Class A common stock. As a result, as of April 30, 1998, there were no shares of Class B stock outstanding.

  The Securities and Exchange Commission requires that the release of Escrow Shares to officers, directors, employees and consultants of the Company be recognized as a compensatory non-cash compensation expense in the statement of operations with a corresponding offset as an increase to additional paid-in capital. As such, stockholders' equity in total did not change. The expense of $3,546,270 was equal to the fair market value of the Escrow Shares on the date of release.

 Shareholders' Rights Agreement

  In April 1998, the Board of Directors approved the declaration of a dividend of one preferred share purchase right (a "Right") for each outstanding share of Class A Common Stock, par value $.01 per share (the "Common Shares") and for each outstanding Class B Warrant ("Warrants"), of the Company. The dividend was paid on April 24, 1998 (the "Record Date") to the stockholders and Class B Warrantholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share (the "Preferred Shares"), of the Company at a price of $20.00 per one one-hundredth of a Preferred Share (the "Purchase Price") subject to adjustment.

  Until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding Common Shares (an "Acquiring Person") or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding Common Shares (the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Common Share or the Warrant certificates outstanding as of the Record Date, by such Common Share certificate or such Warrant certificate, as the case may be.

                              VIDEO UPDATE, INC.

  In the event that any person or group of affiliated of associated persons becomes an Acquiring Person, proper provision shall be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise--in lieu of Preferred Shares--that number of Common Shares having a market value of two times the exercise price of the Right. At any time after any person or group becomes an Acquiring Person and prior to the acquisition by such person or group of 50% or more of the outstanding Common Shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which will have become void), in whole or in part, at an exchange ratio of one Common Share, or one one-hundredth of a Preferred Share (or of a share of a class or series of the Company's preferred stock having equivalent rights, preferences and privileges), per Right (subject to adjustment).

  Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

 Warrants--Class A and B

  Each of the units sold in connection with the Company's public offerings consisted of one share of Class A Common Stock of the Company, one Class A Warrant and one Class B Warrant. The components of the units were separately transferable immediately. When issued, each Class A Warrant, upon its exercise, entitled the holder to purchase one share of the Company's Class A Common Stock and one Class B Warrant. The Class A Warrant exercise price was $6.50 per share subject to certain adjustments. In August 1995, the Company called for redemption all of its outstanding Class A Warrants. The redemption date set forth in the Notice of Redemption was September 7, 1995. Approximately 4,502,000 Class A Warrants were exercised resulting in net proceeds to the Company of approximately $28,414,000. At April 30, 1998, the Company has Class B Warrants outstanding enabling the holders the ability to purchase approximately 8,005,000 shares of Class A Common Stock at $8.75 per share. Such warrants expire in July 1999. In addition, there are 500,000 Class B Warrants outstanding that were issued by the Company in a 1994 bridge financing. These warrants provide the holders the ability to purchase the underlying Class A Common Stock of the Company at $8.75 per share and expire July 1999.

 Blair Options

  At April 30, 1998 the Company has 117,500 shares of Class A Common Stock reserved for issuance upon exercise of the Unit Purchase Option (the "Initial Option") at an aggregate exercise price of $734,375, issued to D.H. Blair Investment Banking Corp. ("Blair") in connection with its services as underwriter of the Company's initial public offering; 230,550 shares of Class A Common Stock reserved for issuance upon exercise of the Unit Purchase Option (the "Subsequent Option") at an aggregate exercise price of $1,033,500, issued to Blair or its' affiliates in connection with its services as underwriter of the Company's subsequent public offering (collectively, the Initial Option and the Subsequent Option are referred to as the "Blair Options"); 348,050 shares of Class A Common Stock reserved for issuance upon exercise of the redeemable Class A Warrants (the "Class A Warrants") underlying the Blair Options, at an exercise price of $6.50 per share; 696,100 shares of Class A Common Stock issuable upon exercise of the Class B Warrants underlying the Blair Options, at an exercise price of $8.75 per share.

13. STOCK OPTION PLANS

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

                              VIDEO UPDATE, INC.

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

  In September 1994, the Board of Directors approved the Formula Stock Option Plan (the "Formula Plan") whereby 50,000 shares of Class A Common Stock have been reserved. The Formula Plan provides for the granting of options to non-management directors of the Company. As of April 30, 1998 options to purchase 12,000 shares of Class A Common Stock under the Formula Plan are outstanding. The exercise price for the incentive stock options granted under the plan may not be less than the fair market value of the Class A Common Stock on the date the option is granted. To date, none of these options have been exercised.

  In June 1996, the Board of Directors approved an additional stock option plan (the "1996 Plan"). The 1996 Plan provides for the granting of up to 820,000 options to eligible individuals to purchase shares of Class A Common Stock of the Company. Options under the 1996 Plan may be incentive stock options or non-qualified stock options. The exercise price for the incentive stock options granted under the plan, may not be less than the fair market value of the Class A Common Stock on the date the option is granted. To date, none of these options granted under such plan have been exercised.

  In January, 1998, the Board of Directors approved an additional stock option plan (the "1998 Plan"). The 1998 Plan provides for the granting of up to 1,750,000 options to eligible individuals to purchase shares of Class A Common Stock of the Company. Options under the 1998 Plan may be incentive stock options or non-qualified stock options. The exercise price for the incentive stock options granted under the plan may not be less than the fair market value of the Class A Common Stock on the date the option is granted. To date, none of these options have been exercised.

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

  Accordingly, no compensation expense has been recorded for the stock option plans. Had compensation expense for the stock option plans been determined based on the fair value at the date of grant for awards in fiscal 1996, 1997 and 1998, consistent with SFAS No. 123, the Company's net earnings and earnings per share for the fiscal years shown below would have been reported as follows:

                                                      1996    1997     1998
                                                     -------------------------
                                                          (IN THOUSANDS,
                                                     EXCEPT PER SHARE AMOUNT)
   Net income (loss)--pro forma..................... $ 1,427 $ 4,217 $ (15,700)
   Basic net income (loss) per share--pro forma..... $   .15 $   .27 $    (.77)
   Diluted net income (loss) per share--pro forma... $   .13 $   .26 $    (.77)

                              VIDEO UPDATE, INC.

  The fair market value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                          1996    1997    1998
                                                         ------  ------  ------
   Expected dividend yields.............................      0%      0%      0%
   Expected stock price volatility......................   42.5%   42.5%   88.9%
   Risk free interest rate..............................    5.1%    5.1%    5.5%
   Expected life of options............................. 5 yrs.  5 yrs.  5 yrs.

  The pro forma effect of net income and earnings per share is not representative of the pro forma earnings in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

  The weighted average fair value for options granted during fiscal 1996, 1997 and 1998 is $2.26, $1.89 and $1.45 per share, respectively.

  Option activity is summarized as follows:

                                                                    WEIGHTED
                                                    OUTSTANDING AVERAGE EXERCISE
                                                      OPTIONS   PRICE PER SHARE
                                                    ----------- ----------------
   Outstanding at April 30, 1995...................    138,300       $5.30
     Granted.......................................    830,000        4.71
     Exercised.....................................   (427,850)       4.31
     Canceled......................................     (6,000)       7.63
                                                     ---------
   Outstanding at April 30, 1996...................    534,450        5.15
     Granted.......................................    861,200        4.14
     Exercised.....................................     (1,000)       4.31
     Canceled......................................    (13,700)       5.45
                                                     ---------
   Outstanding at April 30, 1997...................  1,380,950        4.53
     Granted.......................................  1,015,402        6.93
     Exercised.....................................        --          --
     Canceled......................................    193,650        4.49
                                                     ---------
   Outstanding at April 30, 1998...................  2,202,702        5.64
                                                     =========
   Exercisable at April 30, 1996...................    192,005        5.26
   Exercisable at April 30, 1997...................    293,480        5.40
   Exercisable at April 30, 1998...................  1,021,578        7.85

  The following table summarizes information concerning currently outstanding and exercisable options:

                                  WEIGHTED
                                  AVERAGE   WEIGHTED              WEIGHTED
                                 REMAINING  AVERAGE               AVERAGE
       RANGE OF        OPTIONS   CONTRACTED EXERCISE    NUMBER    EXERCISE
   EXERCISE PRICES   OUTSTANDING    LIFE     PRICE   EXERCISEABLE  PRICE
   ----------------  ----------- ---------- -------- ------------ --------
        $0 to $3.50     594,500     9.87     $3.18          --     $3.18
     $3.51 to $5.00     921,400     8.19      4.07      432,300     4.13
     $5.01 to $8.00     367,551     3.70      6.32      270,027     6.53
    $8.01 to $12.00      83,188     4.51     10.57       83,188    10.57
   $12.01 to $16.00     236,063     2.26     15.19      236,063    15.19
   ----------------   ---------     ----     -----    ---------    -----
       $0 to $16.00   2,202,702     7.12     $5.64    1,021,578    $7.85
   ================   =========     ====     =====    =========    =====

                              VIDEO UPDATE, INC.

14. ACQUISITIONS

  During fiscal year 1996, 1997 and 1998, the Company acquired, in 23 transactions, 1 video retail stores previously operated by Video Update franchisees, and 477 video retail stores operated by unaffiliated third party operators (the "Acquisitions"). The purchase method of accounting has been used to account for each of the Acquisitions and the Acquisitions are included in the Company's consolidated financial statements from the date of acquisition.

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

  During fiscal 1998, the Company acquired, in 1 transaction, 267 retail stores. The aggregate purchase price of this acquisition totaled approximately $83,458,900 included approximately $50,171,200 in assumed indebtness, approximately $5,087,500 in transaction costs, and 9,303,927 shares of Class A Common Stock valued at approximately $28,200,200. The excess of the cost over the estimated fair value of the assets acquired of approximately $47,166,400 (goodwill) is being amortized over 20 years on a straight-line basis.

  In connection with an acquisition that the Company completed in fiscal 1996, the Company may be obligated to make a deficiency payment to the sellers with respect to 10,000 shares equal to the difference between the guaranteed price of $15.00 for each share issued, and the actual market price obtained for such shares as of specified dates. The remaining deficiency payment is estimated to be approximately $108,750 based on the closing stock price of $4.125 at April 30, 1998. The Company is currently disputing a deficiency payment allegedly due with respect to 239,163 shares which were issued to a seller in the Videoland acquisition (see footnote 15); the seller is claiming a deficiency payment of approximately $1,220,000 based on proceeds from the sale of Class A Common Stock during the six month period of March 1996 to September 1996. The Company has the option of satisfying approximately $1,220,000 (with respect to 239,163 shares) at April 30, 1998 through the issuance of additional shares of Class A Common Stock. In addition, in fiscal 1998 65,750 shares placed in escrow as a result of an acquisition were cancelled.

  During October 1996, a cash deficiency payment was made with regard to one acquisition in the cash amount of $87,135. During November 1996, a cash deficiency payment was made with regard to one acquisition in the amount of $88,547. Also, during November 1996, the Company satisfied a deficiency payment of $77,951 with regard to one acquisition with 15,106 shares of Class A Common Stock. During fiscal 1998, cash deficiency payments were made with regard to one acquisition in the amount of $1,327,000

  The following unaudited pro forma information presents the consolidated results of operations of the Company as if the acquisitions had been completed at the beginning of the year in which the acquisition occurred and the immediately preceding year. In the opinion of the Company's management, all adjustments necessary to present fairly such pro forma summary have been made based on the terms and structure of the transactions.

                              VIDEO UPDATE, INC.

                                             FISCAL YEAR ENDED APRIL 30,
                                        -------------------------------------
                                           1996         1997         1998
                                        ------------------------ ------------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Revenues............................ $    78,927 $    200,244 $    248,134
   Net income (loss) from continuing
    operations......................... $     4,287 $      9,558 $    (28,562)
   Basic net (loss) income per share... $       .45 $        .33 $       (.98)
   Diluted net income (loss) per
    share.............................. $       .40 $        .32 $       (.98)

  This unaudited pro forma financial summary does not necessarily indicate the actual results had the Acquisitions occurred at the beginning of the respective periods, nor do they purport to indicate the results of future operations of the Company.

 Geographic Business Operations

  The Company owns and operates retail video stores in the United States and in Canada. A summary of the Company's operations by geographic area is presented for fiscal 1996, 1997 and 1998. All intercompany revenues and expenses have been eliminated.

                                                        OPERATING
                                             REVENUES INCOME (LOSS) TOTAL ASSETS
                                             -------- ------------- ------------
                                                       (IN THOUSANDS)
   Fiscal 1996
     United States.......................... $ 40,372   $  2,107      $ 70,582
     Canada.................................   10,132        398         8,936
                                             --------   --------      --------
                                             $ 50,504   $  2,505      $ 79,518
                                             ========   ========      ========
   Fiscal 1997
     United States.......................... $ 71,650   $  5,607      $120,923
     Canada.................................   20,149      2,438        12,684
                                             --------   --------      --------
                                             $ 91,799   $  8,045      $133,607
                                             ========   ========      ========
   Fiscal 1998
     United States.......................... $116,958   $(18,215)     $269,805
     Canada.................................   39,196        637         8,626
                                             --------   --------      --------
                                             $156,154   $(17,578)     $278,431
                                             ========   ========      ========

15. LEGAL PROCEEDINGS

  In connection with the acquisition of the assets of Videoland, Inc. ("Videoland") in November 1995, the Company issued 239,163 shares of its Class A Common Stock (the "Videoland Shares") to the sellers of the assets of Videoland (the "Videoland Sellers"). With respect to the Videoland Shares, the Company agreed to make a deficiency payment in October 1996 to the Videoland Sellers if the gross proceeds received by such sellers from the sale of the Videoland Shares during the six months from March 1996 through September 1996 is not equal to the number of shares of Videoland Shares sold multiplied by $12.00. The Videoland Sellers were subject to certain "lockup" or sale restrictions as a condition to any deficiency payment. The Company initiated an action in federal district court in Minnesota for a declaratory judgment that the Videoland Sellers are not entitled to any deficiency payment. In January, 1998, the court entered a judgment against Video Update in the amount of $1,220,000 plus interest from October, 1996, and attorney's fees. Video Update is appealing the matter. Although no assurances can be given as to the outcome of such action, the Company intends to vigorously pursue the matter.

  In December, 1997, Valley Record Distributors assignee of Star Video, a vendor of Moovies, Inc., filed a lawsuit in state court (Court of Common Please, Greenville, South Carolina) against Moovies, Inc. claiming among other things that Moovies, Inc. has failed to pay its invoices (approximately $2,900,000) for product

                              VIDEO UPDATE, INC.

purchased. The Company has filed an answer in the action, is contemplating counterclaims, and intends to defend the matter vigorously.

  In May, 1998, Rousnam Video, Inc., a Michigan corporation and Hani (Al) Monsour (collectively "Monsour") filed a lawsuit in state court (Macomb County Michigan) claiming amounts due pursuant to post-closing adjustments contemplated in connection with an Asset Purchase Agreement among Monsour and Moovies, Inc. dated as of March 14, 1997, and the alleged default on a Promissory Note among Monsour and Moovies, Inc. in the amount of $2,000,000 which is currently reflected in notes payable. The Company has filed an answer in the action, is contemplating counterclaims and intends to defend the matter vigorously.

  In May, 1998, four stockholders filed suit in the US District Court for the Central District of California. The Plaintiff stockholders allege that Mr. Potter and the Company made false and misleading statements or omitted material information about the Company and the video industry during the period April, 1995 to September, 1996, the date of its subsequent public offering. Plaintiffs are seeking "at least the sum of $967,967," plus interest, additional damages and attorneys' fees. The Company and Mr. Potter believe that the claims are unsubstantiated, without merit and they intend to defend the matter vigorously. A motion to dismiss the action has been filed.

  Also, in May, 1998, the Company filed suit in federal court in Delaware against Rentrak corporation, an Oregon Corporation. The Company alleges that its revenue sharing agreement with Rentrak is in conflict with federal antitrust law, given Rentrak's position in the market and its exercise of monopoly power. The parties have not yet entered into discovery in the matter.

  The Company is involved in various legal proceedings arising during the normal course of conducting business. Management believes that the resolution of these proceedings will not have any material adverse impact on the Company's financial statements.

16. CHANGE IN FISCAL YEAR END

  In June 1998, the Company's Board of Directors approved a resolution changing the Company's fiscal year-end from April 30 to January 31, effective January 31, 1999.

17. MANAGEMENT'S PLAN

  As a result of the one-time charges recorded by the Company, its operating results for the fourth quarter of fiscal 1998 and its expected results for the first quarter of fiscal 1999, the Company obtained a waiver through January 31, 1998 with respect to violations of certain covenants at April 30, 1998 and July 31, 1999. The Company's bank agreements also were amended to, among other things: (i) revise certain financial covenants; (ii) increase immediate availability under the Senior Facility by $5 million for Company operating activities; (iii) increase the overall interest rate by .5%; and, (iv) reprice warrants held by the bank syndicate to a more current market price. The Company also has negotiated extended payment terms from its major vendors. The Company believes that these developments, combined with its expected cash flow from operations, trade credit, equipment leases and available revenue sharing arrangements, will provide sufficient liquidity to fund inventory purchases and other working capital needs for the next twelve months.

  Additionally, the Company is proceeding with immediate actions intended to enhance prospects for revenue growth for fiscal 1999, including layout and marketing conversion of the acquired Moovies locations as quickly as possible, the closing of 41 identified underperforming locations, and the aggressive pursuit of direct revenue sharing arrangements with the major motion picture studios, which arrangements allow the Company to provide additional copies of rental titles without an increase in the initial cash outlay. The Company continues to evaluate opportunities to reduce costs and improve revenues. However, if the Company is unable to effectively manage its cash flow, it will be required to reduce its overall expenditures and the Company's ability to maintain or expand its current level of operations could be materially adversely affected.

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                           DESCRIPTION
 -------                                          -----------
  1       --     Form of Purchase Agreement by and between Video Update, Inc. (the "Company"),
                 Piper Jaffray Inc. and The Robinson Humphrey Company, Inc. (filed as Exhibit 1 to the Company's Pre-Effective Amendment No. 2 to its Form S-3 Registration
                 Statement filed with the Securities and Exchange Commission (the "Commission")
                 on September 27, 1996 and incorporated herein by reference) (replaced and superseded a corresponding exhibit previously filed with the Commission).
  2.1     --     Agreement and Plan of Merger dated as of July 9, 1997, as amended by Amendment to Agreement and Plan of Merger dated as of October 27, 1997, by and among the
                 Company, VUI Merger Corp. and Moovies, Inc. ("Moovies") (filed as Exhibit 2.1 to the Company's Form S-4 Registration Statement filed with the Commission on
                 January 23, 1998 and incorporated herein by reference).
  2.2     --     Purchase Agreement by and among Video Update Canada Inc., Hill and Cassidy
                 Retail Corp., Byron Hill, Patricia Hill and Mel Cassidy, dated as of April 1,
                 1997 (filed as Exhibit 2 to the Company's Current Report on Form 8-K filed with the Commission on April 7, 1997 and incorporated herein by reference).
  2.3     --     Purchase Agreement by and among the Company, Cox Video Corporation, and Robert
                 W. Cox, dated as of February 28, 1997 (filed as Exhibit 2a to the Company's
                 Current Report on Form
                 8-K filed with the Commission on April 4, 1997 and incorporated herein by reference).
  2.4     --     Purchase Agreement by and among the Company, Susan Janae Kingston, and Larry
                 Peterman, dated as of March 17, 1997 (filed as Exhibit 2b to the Company's
                 Current Report on Form 8-K filed with the Commission on April 4, 1997 and incorporated herein by reference).
  2.5     --     Purchase Agreement by and among the Company, Video Warehouse, Inc., and Donald and Katherine Cianci, dated as of January 15, 1997 (filed as Exhibit 2 to the
                 Company's Current Report on Form8-K filed with the Commission on January 29,
                 1997 and incorporated herein by reference).
  2.6     --     Purchase Agreement by and among Video Update Canada Inc., Video View Ltd., and
                 Gordon and Joanne Hillman, dated as of January 1, 1997 (filed as Exhibit 2 to the Company's Current Report on Form 8-K filed with the Commission on January
                 10, 1997 and incorporated herein by reference).
  2.7     --     Purchase Agreement by and between the Company, Videoland, Inc. and the
                 Stockholder of Videoland, Inc., dated as of November 14, 1995 (filed as Exhibit
                 2 to the Company's Current Report on Form 8-K/A filed with the Commission on
                 January 26, 1996 and incorporated herein by reference).
  2.8     --     Purchase Agreement by and among the Company, 94 Video West, Inc. and Michael
                 Bennett and Paul Levens, dated as of October 2, 1995 (filed as Exhibit 2a to the Company's Current Report on Form8-K filed with the Commission on October
                 13, 1995 and incorporated herein by reference).
  2.9     --     Purchase Agreement by and among the Company, Talerico Enterprises, Inc. ("TEI")
                 and the stockholder of TEI, dated as of October 5, 1995 (filed as Exhibit 2b to the Company's Current Report on Form 8-K filed with the Commission on October
                 13, 1995 and incorporated herein by reference).
  2.10    --     Purchase Agreement by and between the Company, and the Stockholders of Indy
                 Video, Inc., dated as of September 26, 1995 (filed as Exhibit 2 to the
                 Company's Current Report on Form 8-K filed with the Commission on September 27,
                 1995 and incorporated herein by reference).

 EXHIBIT
 NUMBER                                           DESCRIPTION
 -------                                          -----------
  2.11    --     Stock Purchase and Sale Agreement by and among the Company, Wilderness Video
                 Group Ltd., Richard Walton, the Walton Family Trust Alexsay Holdings Ltd.,
                 Barclays Bank of Canada, Allstate Life Insurance Company of Canada, and Ontario
                 Municipal Employees Retirement Board, dated as of August 22, 1995 (filed as
                 Exhibit 2a to the Company's Current Report on Form 8-K filed with the
                 Commission on August 30, 1995 and incorporated herein by reference).
  2.12    --     Stock Purchase and Sale Agreement by and between the Company and Glenn Forth, dated August 23, 1995 (filed as Exhibit 2b to the Company's Current Report on
                 Form 8-K filed with the Commission on August 30, 1995 and incorporated herein by reference).
  2.13    --     Stock Purchase and Sale Agreement by and between the Company and Seig Badke, dated August 23, 1995 (filed as Exhibit 2c to the Company's Current Report on
                 Form 8-K filed with the Commission on August 30, 1995 and incorporated herein by reference).
  2.14    --     Stock Purchase and Sale Agreement by and among the Company, 443972 B.C., Ltd.,
                 Dale Mounzer and Jim Collen dated August 22, 1995 (filed as Exhibit 2d to the
                 Company's Current Report on Form 8-K filed with the Commission on August 30,
                 1995 and incorporated herein by reference).
  2.15    --     Purchase Agreement by and between the Company and the Stockholders of AV Video, dated as of July 14, 1995 (filed as Exhibit 2 to the Company's Current Report on Form 8-K filed with the Commission on July 26, 1995 and incorporated herein by reference).
  2.16    --     Purchase Agreement by and between the Company and the Proprietors of Video
                 Powerstore, dated as of June 2, 1995 (filed as Exhibit 2 to the Company's
                 Current Report on Form 8-K filed with the Commission on June 29, 1995 and incorporated herein by reference).
  2.17    --     Second Amendment to the Agreement and Plan of Merger by and among the Company,
                 Schmidt & Schmidt Limited ("SSL"), and the Stockholders of SSL, dated February
                 28, 1995 (filed as Exhibit 2a to the Company's Form Quarterly Report on Form
                 10-QSB for the quarter ended January 31, 1995 filed with the Commission on
                 March 17, 1995 and incorporated herein by reference).
  2.18    --     Agreement and Plan of Merger by and among the Company, Jarzig Enterprises,
                 Inc., and the Stockholders of Jarzig Enterprises, Inc., dated October 25, 1994
                 (filed as Exhibit 2b to the Company's Quarterly Report on Form 10-QSB for the
                 quarter ended October 31, 1994, filed with the Commission on December 15, 1994 and incorporated herein by reference).
  2.19    --     Agreement and Plan of Merger by and among the Company, Schmidt & Schmidt
                 Limited, and the Stockholders of Schmidt & Schmidt Limited, dated September 16,
                 1994 (filed as Exhibit 2a to the Company's Current Report on Form 8-K filed with the Commission on October 3, 1994 and incorporated herein by reference).
  2.20    --     Agreement and Plan of Merger by and among the Company, Halgrimson Enterprises,
                 Inc., and the Stockholders of Halgrimson Enterprises, Inc., dated September 16,
                 1994 (filed as Exhibit 2b to the Company's Current Report on Form 8-K filed with the Commission on October 3, 1994 and incorporated herein by reference).
  2.21    --     Agreement and Plan of Merger by and among the Company, Koonrod, Inc., and the
                 Stockholders of Koonrod, Inc., dated September 2, 1994 (filed as Exhibit 2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31,
                 1994, filed with the Commission on September 10, 1994 and incorporated herein by reference).
  3.1     --     Restated Certificate of Incorporation (filed as Exhibit 3 to the Company's
                 Current Report on
                 Form 8-K filed with the Commission on January 20, 1997 and incorporated herein by reference).

 EXHIBIT
 NUMBER                                           DESCRIPTION
 -------                                          -----------
  3.2     --     Bylaws of the Company, as amended on June 23, 1998 (filed as Exhibit 3 to the
                 Company's Current Report on Form 8-K filed with the Commission July 7, 1998 and incorporated herein by reference).
  4.1     --     Form of Unit Purchase Option (filed as Exhibit 4a to the Company's Pre-
                 Effective Amendment No. 1 to its Form SB-2 Registration Statement (No. 33-
                 89018) originally filed with the Commission on March 31, 1995 and incorporated herein by reference).
  4.2     --     Specimen Class A Common Stock Certificate (filed as Exhibit 4a to the Company's
                 Form SB-2 Registration Statement (No. 33-79292-C) declared effective by the
                 Commission on July 20, 1994 and incorporated herein by reference).
  4.3     --     Specimen Class B Common Stock Certificate (filed as Exhibit 4b to the Company's
                 Form SB-2 Registration Statement (No. 33-79292-C) declared effective by the
                 Commission on July 20, 1994 and incorporated herein by reference).
  4.4     --     Form of Warrant Agreement, including Form of Class A and Class B Warrant
                 Certificates (filed as Exhibit 4c to the Company's Form SB-2 Registration
                 Statement (No. 33-79292-C) declared effective by the Commission on July 20,
                 1994 and incorporated herein by reference).
  4.5     --     Form of Unit Purchase Option of D.H. Blair Investment Banking Corp. (filed as
                 Exhibit 4d to the Company's Form SB-2 Registration Statement (No. 33-79292-C)
                 declared effective by the Commission on July 20, 1994 and incorporated herein by reference).
  4.6     --     Rights Agreement by and between the Company and American Stock Transfer and
                 Trust Company (filed as Exhibit 4 to the Company's Form 8-K filed April 14,
                 1998 and incorporated herein by reference).
 10.1     --     Amended and Restated Voting Agreement, dated October 27, 1997 among the
                 Company, Moovies, and directors and certain officers of the Company and Moovies
                 (filed as Exhibit 10 to the Company's Form 10-Q for the fiscal quarter ended
                 October 31, 1997 and incorporated herein by reference).
 10.2     --     Amended and Restated Undertaking Agreement, dated October 27, 1997 among the
                 Company, Moovies, Daniel A. Potter, John M. Bedard and Daniel C. Howard (filed as Exhibit 10.2 of the Company's Form S-4 Registration Statement filed with the
                 Commission on January 23, 1998 and incorporated herein by reference).
 10.3     --     Form of 1998 Stock Option Plan (filed as Exhibit 10.3 of the Company's Form S-4
                 Registration Statement filed with the Commission on January 23, 1998 and incorporated herein by reference).
 10.4     --     Agreement between Rentrak Corporation and the Company (filed as Exhibit 10.4 of the Company's Form S-4 Registration Statement filed with the Commission on
                 January 23, 1998 and incorporated herein by reference).
 10.5     --     Form of Employment Agreement between the Company and Daniel C. Howard (filed as
                 Exhibit 10.6 of the Company's Form S-4 Registration Statement filed with the
                 Commission on January 23, 1998 and incorporated herein by reference).
 10.6     --     Credit Agreement entered into as of March 6, 1998, among the Company, Video
                 Update Canada Inc., various lending institutions and Banque Paribas, as agent
                 (the "Credit Agreement") (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on March 11, 1998 and incorporated herein by reference).
 10.7     --     U.S. Pledge Agreement in favor of Banque Paribas, as Collateral Agent, dated as of March 6, 1998 (filed as Exhibit 10.2 to the Company's Current Report on Form
                 8-K filed with the Commission on March 11, 1998 and incorporated herein by reference).

 EXHIBIT
 NUMBER                                           DESCRIPTION
 -------                                          -----------
 10.8     --     U.S. Security Agreement among the Company, Various U.S. Subsidiaries of the
                 Company, and Banque Paribas, as Collateral Agent, dated as of March 6, 1998
                 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on March 11, 1998 and incorporated herein by reference).
 10.9     --     Subsidiaries Guarantee Agreement among Various Subsidiaries of the Company, and
                 Banque Paribas, as Collateral Agent and as Pledgee, dated as of March 6, 1998
                 (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Commission on March 11, 1998 and incorporated herein by reference).
 10.10    --     Warrant Purchase Agreement between the Company, and Banque Paribas, Grand
                 Cayman Branch, dated as of March 6, 1998 (filed as Exhibit 10.5 to the
                 Company's Current Report on Form 8-K filed with the Commission on March 11,
                 1998 and incorporated herein by reference).
 10.11    --     Warrant Agreement between the Company and Banque Paribas, Grand Cayman Branch, dated as of March 6, 1998 (filed as Exhibit 10.6 to the Company's Current
                 Report on Form 8-K filed with the Commission on March 11, 1998 and incorporated herein by reference).
 10.12    --     Registration Rights Agreement between the Company and Banque Paribas, Grand
                 Cayman Branch, dated as of March 6, 1998 (filed as Exhibit 10.7 to the
                 Company's Current Report on Form 8-K filed with the Commission on March 11,
                 1998 and incorporated herein by reference).
 10.13    --     1996 Stock Option Plan (filed as Exhibit 10a to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 1996 and incorporated herein by reference).
 10.14    --     Form of Franchise Offering Circular (filed as Exhibit 10b to the Company's
                 Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 1996 and incorporated herein by reference).
 10.15    --     Restated Employment Agreement between the Company and Daniel A. Potter, effective as of April 30, 1998.
 10.16    --     Restated Employment Agreement between the Company and John M. Bedard, effective as of April 30, 1998.
 10.17    --     Form of Merger and Acquisition Agreement between the Company and D.H. Blair
                 Investment Banking Corp. (filed as Exhibit 10a to the Company's Pre-Effective
                 Amendment No. 1 to its Form SB-2 Registration Statement (No. 33-89018)
                 originally filed with the Commission on March 31, 1995 and incorporated herein by reference).
 10.18    --     Form of Amendment to Warrant Agreement dated July 20, 1994 between the Company,
                 American Stock Transfer & Trust Company and D.H. Blair Investment Banking Corp.
                 (filed as Exhibit 10b to the Company's Pre-Effective Amendment No. 1 to its
                 Form SB-2 Registration Statement (No. 33-89018) originally filed with the
                 Commission on March 31, 1995 and incorporated herein by reference).
 10.19    --     Stock Exchange Agreement by and between the Company and certain stockholders of
                 Tinseltown Video, Inc. (filed as Exhibit 10a to the Company's Current Report on
                 Form 8-K filed with the Commission on February 16, 1995 and incorporated herein by reference).
 10.20    --     Formula Stock Option Plan (filed as Exhibit 10a to the Company's Form SB-2
                 Registration Statement (No. 33-89018) filed with the Commission on January 31,
                 1995 and incorporated herein by reference).
 10.21    --     Form of Franchise Agreement between the Company and Franchisees (filed as
                 Exhibit 10d to the Company's Form SB-2 Registration Statement (No. 33-79292-C)
                 declared effective by the Commission on July 20, 1994 and incorporated herein by reference).

 EXHIBIT
 NUMBER                                           DESCRIPTION
 -------                                          -----------
 10.22    --     Form of Consulting Agreement between the Company and D.H. Blair Investment
                 Banking Corp. (filed as Exhibit 10f to the Company's Form SB-2 Registration
                 Statement (No. 33-79292-C) declared effective by the Commission on July 20,
                 1994 and incorporated herein by reference).
 10.23    --     Form of Agency Agreement between the Company and D.H. Blair Investment Banking
                 Corp. (filed as Exhibit 10aa to the Company's Form SB-2 Registration Statement
                 (No. 33-79292-C) declared effective by the Commission on July 20, 1994 and incorporated herein by reference).
 10.24    --     1994 Stock Option Plan (filed as Exhibit 10bb to the Company's Form SB-2
                 Registration Statement (No. 33-79292-C) declared effective by the Commission on
                 July 20, 1994 and incorporated herein by reference).
 10.25    --     Form of Second Amendment and Waiver to the Credit Agreement, dated as of August
                 12, 1998.
 10.26    --     Form of First Amendment to Warrant Agreement.
 18       --     Letter on Change in Accounting Principles (filed as Exhibit 18 to the Company's
                 Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996 and incorporated herein by reference).
 21       --     List of the Company's Subsidiaries.
 23       --     Consent of Ernst & Young LLP.
 27       --     Financial Data Schedule.
 27.1     --     Financial Data Schedule--Restated 1996
 27.2     --     Financial Data Schedule--Restated 1997