Form 10-Q
period 1998-07-31
VIDEO UPDATE INC
filed 1998-09-14
CIK 920042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31, 1998

                                       or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____ to _____

                         Commission file number: 0-24346


                               VIDEO UPDATE, INC.
                      ------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                   41-1461110
             --------                                   ----------
  (State or Other Jurisdiction of                    (I.R.S. Employer
   Incorporation or Organization)                   Identification No.)

                             3100 World Trade Center
                               30 East 7th Street
                            St. Paul, Minnesota 55101
                    ----------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (651) 222-0006
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  _X_     No  ___

     The number of shares of Class A Common Stock, $.01 par value, outstanding at September 11, 1998 is 29,278,518.

                               VIDEO UPDATE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          --------

ITEM 1.  Financial Statements

         Consolidated Balance Sheets - April 30, 1998 and July 31, 1998     3

         Consolidated Statements of Operations - Three Months ended
                July 31, 1997 and July 31, 1998                             4

         Consolidated Statements of Cash Flows - Three Months ended
                July 31, 1997 and July 31, 1998                             5

         Notes to Consolidated Financial Statements - July 31, 1998         6

ITEM 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         7

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  Legal Proceedings                                                 13

ITEM 2.  Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                 14

                                    2 of 14

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS

                               VIDEO UPDATE, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                     ASSETS
                                                               April 30,     July 31,
                                                                 1998          1998
                                                               ----------------------
                                                                           (UNAUDITED)
Cash and cash equivalents                                      $   1,433    $   2,382
Accounts receivable                                                4,737        4,925
Inventory                                                         12,449       15,901
Videocassette rental inventory - net                              94,452       94,813
Property and equipment - net                                      69,720       69,891
Prepaid expenses                                                   4,162        4,234
Income taxes receivable                                            2,430        1,885
Deferred income taxes                                              2,592        2,509
Goodwill - net                                                    80,664       79,752
Other assets                                                       5,792        5,702
                                                               ---------    ---------
         Total assets                                          $ 278,431    $ 281,994
                                                               =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                  $ 104,488    $ 106,426
Accounts payable                                                  39,045       47,615
Accrued expenses                                                  12,841       12,300
Accrued rent                                                       5,073        5,716
Accrued compensation                                               7,685        8,098


Commitments and contingencies

Stockholders' equity:
Preferred Stock, par value $.01 per share:
    Authorized shares -- 5,000,000
    Issued shares - none                                            --           --
Class A Common Stock, par value $.01 per share:
    Authorized shares -- 60,000,000
    Issued and outstanding shares -- 29,278,518 at April 30,         293          293
      1998 and July 31, 1998
    Additional paid-in capital                                   117,641      117,641
    Retained deficit                                              (7,674)     (14,152)
    Foreign currency translation                                    (961)      (1,943)
                                                               ---------    ---------
         Total stockholders' equity                              109,299      101,839
                                                               ---------    ---------
          Total liabilities and stockholders' equity           $ 278,431    $ 281,994
                                                               =========    =========

                             SEE ACCOMPANYING NOTES.

Note: The balance sheet at April 30, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                    3 of 14

                               VIDEO UPDATE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                       Three Months Ended July 31,
                                            1997        1998
                                          --------    --------
Revenues:
    Rental revenue                        $ 27,813    $ 55,297
    Service fees                               150         256
    Product sales                            2,843       6,140
                                          --------    --------
                                            30,806      61,693

Costs and expenses:
    Store operating expenses                25,399      54,933
    Selling, general and administrative      2,674       5,919
    Cost of product sales                    1,489       3,643
    Amortization of goodwill                   520         978
                                          --------    --------
                                            30,082      65,473
                                          --------    --------

Operating income (loss)                        724      (3,780)

Interest expense                              (507)     (2,852)
Other income                                   106         154
                                          --------    --------
                                              (401)     (2,698)
                                          --------    --------

Income (loss) before income taxes              323      (6,478)
Income tax expense                             213        --
                                          --------    --------
Net income (loss)                         $    110    $ (6,478)
                                          ========    ========

Net income (loss) per share, basic        $    .01    $  (0.22)
                                          ========    ========
Net income (loss) per share, diluted      $    .01    $  (0.22)
                                          ========    ========



                             SEE ACCOMPANYING NOTES.

                                    4 of 14

                               VIDEO UPDATE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                            Three Months Ended
                                                                 July 31,
                                                             1997        1998
                                                           --------    --------

OPERATING ACTIVITIES
    Net income (loss)                                      $    110    $ (6,478)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Depreciation and amortization                         9,311      19,636
        Accrued rent                                            544         643
        Deferred income taxes                                   158        --
        Loss on disposal of property and equipment             --            46
        Changes in operating assets and liabilities, net
          of acquisitions of businesses:
            Accounts receivable                                 (63)       (188)
            Inventory                                        (1,604)     (3,452)
            Other assets                                       (863)       (273)
            Accounts payable                                  3,430       7,819
            Income taxes                                       (993)        539
            Other liabilities                                   891          42
                                                           --------    --------
Net cash provided by operating activities                    10,921      18,334

INVESTING ACTIVITIES
    Purchase of videocassette rental inventory              (12,775)    (15,688)
    Purchase of property and equipment                       (5,396)     (3,490)
    Investment in businesses, net of cash acquired              (57)       --
    Notes receivable from officers                              (60)       --
    Payments on notes receivable                                  2        --
                                                           --------    --------
Net cash used in investing activities                       (18,286)    (19,178)

FINANCING ACTIVITIES
    Proceeds from notes payable                              10,000       2,000
    Payments on notes payable                                (2,020)       (207)
                                                           --------    --------
Net cash provided by financing activities                     7,980       1,793
                                                           --------    --------

Increase in cash and cash equivalents                           615         949
Cash and cash equivalents at beginning of the period          2,424       1,433
                                                           --------    --------
Cash and cash equivalents at end of the period             $  3,039    $  2,382
                                                           ========    ========


                             SEE ACCOMPANYING NOTES.

                                    5 of 14

                               VIDEO UPDATE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1998
                                   (UNAUDITED)

1.   GENERAL

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 1998 are not necessarily indicative of the results that may be expected for the nine months ending January 31, 1999, (in June 1998, the Company's Board of Directors approved a resolution changing the Company's fiscal year-end from April 30 to January 31, effective January 31, 1999). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1998.

     RECLASSIFICATION
     Certain prior year items have been reclassified to conform with the fiscal 1999 presentation.

2.   EARNINGS PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and filly diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excluded any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and when necessary, restated to conform to the Statement 128 requirements.

     The following table is a reconciliation of the basic and diluted earnings per share computation:

                                                                         FISCAL YEAR ENDED JULY 31,
                                                                           --------------------
                                                                             1997        1998
                                                                           --------------------
                                                                          (In thousands, except
                                                                             per share amount)
NUMERATOR:
----------
Net income (loss)                                                          $    110    $ (6,478)
                                                                           ========    ========

Numerator for basic and diluted earnings per share -
         income (loss) available to common stockholders                    $    110    $ (6,478)
                                                                           ========    ========

DENOMINATOR:
------------
Denominator for basic earnings per share -- weighted-average shares
    Class A common shares                                                    18,105      29,279
    Class B common shares                                                     2,000        --
    Less:  Class B common shares placed in escrow in connection with the
              initial public offering                                        (1,300)       --
                                                                           --------    --------
Denominator for basic earnings per share                                     18,805      29,279

Effect of dilutive securities:
    Contingent stock acquisition                                                177        --
                                                                           --------    --------
Dilutive potential common shares                                                177        --
                                                                           --------    --------
Denominator for diluted earnings per share--
         adjusted weighted-average shares and assumed conversions            18,982      29,279
                                                                           ========    ========

Basic net income (loss) per share                                          $    .01    $   (.22)
                                                                           ========    ========

Diluted net income (loss) per share                                        $    .01    $   (.22)
                                                                           ========    ========

                                    6 of 14

3.   COMPREHENSIVE INCOME

     As of May 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of the Statement had no impact on the Company's net income (loss) or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. Prior years' financial statements have been reclassified to conform to the requirements of Statement
130. During the first quarter of fiscal 1998 and 1999, total comprehensive income (loss) amounted to $360,000 and $ (7,460,000), respectively.


4.   INCOME TAX EXPENSE

     At the end of the July 31, 1998 quarter, the Company estimated that its effective tax rate for the year ended January 31, 1999 would be 0%. The Company has therefore used this rate in providing for income taxes in the current quarter. The Company will evaluate and estimate its effective tax rate at the end of each interim period during fiscal 1999.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the financial condition and results of operations should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto appearing elsewhere herein.

OVERVIEW

     The Company franchised its first store in January 1983 and opened its first Company-owned store in September 1989. By July 1994, when the Company completed its initial public offering, the Company had grown to 15 Company-owned stores and 30 franchised stores. Subsequently, the Company substantially accelerated its growth and as of July 31, 1998 operated 681 Company-owned stores in 31 states and six provinces in Canada, and has 70 franchised stores predominantly in the United States. The majority of the Company's stores located in the United States are superstores. Superstores are video specialty stores that carry more than 7,500 rental units.

     The Company generates revenues primarily from the rental of videocassettes and video games, from service fees from its franchisees and from the sale of products. As reflected in the chart below, rental revenues at Video Update stores have accounted for the substantial majority of the Company's revenues. The Company expects that this trend will continue.

Overall revenues, including same store sales, did not meet management expectations for the first quarter of fiscal 1999, due in significant part to certain factors, including: (i) Moovies locations not performing to management's expectations for the quarter; (ii) the delay in closing the acquisition of Moovies, which required significant management attention from July 1997, when initial documents for the transaction were signed until March 1998, when the transaction was closed; (iii) the revenues of new Company stores opened in fiscal 1998 not meeting expectations, due primarily (management believes) to new release titles during the period not generating consumer interest or retail traffic at a time when the new store revenues have not yet reached a mature (two years from opening) level of operations; and, (iv) the recent direct studio revenue sharing arrangements obtained by some of the Company's largest competitors, including the Blockbuster Entertainment division of Viacom, Inc. Management is proceeding with immediate actions intended to enhance prospects for revenue growth for fiscal 1999, including layout and marketing conversion of the acquired Moovies locations to integrate them into the Company's operations as quickly as possible, the closing of underperforming locations and the aggressive pursuit of direct revenue sharing arrangements with major motion picture studios, two of which have been obtained by August, 1998.

                                    7 of 14

                                    THREE MONTHS ENDED JULY 31,
                                     ------------------------
                                       1997           1998
                                     ---------    -----------
                                         (In thousands)

     Rental revenue                  $  27,813     $  55,297
     Service fees                          150           256
     Product sales                       2,843         6,140
                                     ----------    ---------
                                     $  30,806     $  61,693
                                     ==========    =========

OPERATING RESULTS

     The table below sets forth the percentage of revenues represented by certain items included in the Company's statement of operations for the periods indicated.

                                     THREE MONTHS ENDED JULY 31,
                                     ---------------------------
                                         1997         1998
                                      -----------  -----------
Revenues:
    Rental revenue                         90.3%    89.6%
    Service fees                            0.5      0.4
    Product sales                           9.2     10.0
                                          -----    -----
Total revenues                            100.0    100.0

Costs and expenses:
    Store operating expenses               82.4     89.0
    Selling, general and administrative     8.7      9.6
    Cost of product sales                   4.8      5.9
    Amortization of goodwill                1.7      1.6
                                          -----    -----
Total cost and expenses                    97.6    106.1
                                          -----    -----
Operating income (loss)                     2.4     (6.1)

Other income (expense):
    Interest expense                       (1.6)    (4.6)
    Other income                            0.3      0.2
                                          -----    -----
Total other income (expense)               (1.3)    (4.4)
                                          -----    -----
Income (loss) before income taxes           1.1    (10.5)
Income tax expense                          0.7     --
                                          -----    -----
Net income (loss)                           0.4%   (10.5)%
                                          =====    =====


THREE MONTHS ENDED JULY 31, 1998 COMPARED TO THREE MONTHS ENDED JULY 31, 1997

     RENTAL REVENUE. Rental revenue was approximately $55,297,000 and $27,813,000, or 89.6% and 90.3% of total revenues for the three months ended July 31, 1998 and 1997, respectively. The increase in rental revenue of $27,484,000 was derived primarily from 267 video stores acquired during fiscal 1998, from the opening of 53 Company-owned stores, net of closings, since the first quarter of fiscal 1998, and from a 2% increase in same store revenues, from the core base of Video Update superstores in the United States and Canada.

     SERVICE FEES. Service fees were approximately $256,000 and $150,000, or 0.4% and 0.5% of total revenues for the three months ended July 31, 1998 and 1997, respectively. Continuing service fees and royalties from franchisees accounted about 89% of total service fees.

     PRODUCT SALES. Product sales were approximately $6,140,000 and $2,843,000, or 10.0% and 9.2% of total revenues for the three months ended July 31, 1998 and 1997, respectively. The increase in product sales of $3,297,000 was primarily a result of product sales by the video stores acquired during fiscal 1998, from the opening of 53 Company-owned video stores, net of closings, since the first quarter of fiscal 1998.

                                    8 of 14

     STORE OPERATING EXPENSES. Store operating expenses consist primarily of compensation and related expenses including regional management expenses, occupancy expenses, and depreciation and amortization expenses. Operating expenses were approximately $54,933,000 and $25,399,000, or 89.0% and 82.4% of total revenues for the three months ended July 31, 1998 and 1997, respectively. The increase in store operating expenses of $29,534,000 was primarily the result of video stores acquired during fiscal 1998 and the opening of 53 Company-owned video stores since the first quarter of fiscal 1998. The increase in store operating expenses as a percentage of total revenues was primarily due to: (i) revenues of the acquired Moovies stores and new stores not meeting management's expectations; and, (ii) corresponding higher costs of new video stores prior to revenue reaching maturity during the first two years of operations.

     Compensation and related expenses were approximately $13,753,000 and $7,009,000, or 22.3% and 23.0% of total revenues for the three months ended July 31, 1998 and 1997, respectively. The increase of $6,744,000 was primarily due to video stores acquired during fiscal 1998 and from the opening of 53 Company-owned video stores, net of closings, since the first quarter of fiscal 1999.

     Occupancy expenses were approximately $16,496,000 and $7,677,000, or 26.7% and 27.5% of total revenues for the three months ended July 31, 1998 and 1997, respectively. The increase of approximately $8,819,000 was primarily due to video stores acquired during fiscal 1998 and from the opening of 53 Company-owned stores, net of closings, since the first quarter of fiscal 1998.

     Depreciation and amortization expenses were approximately $17,854,000 and $8,481,000, or 29.0% and 27.4% of total revenues for the three months ended July 31, 1998 and 1997, respectively. Depreciation and amortization expense reflects the depreciation of store equipment and fixtures and the amortization of videocassettes. The increase of $9,373,000 was primarily attributable to the addition of new release videocassette inventory for new, existing and acquired stores. Amortization expense as a percentage of revenues for future periods may vary based on the Company's purchase of videocassette inventory, which is subject to change based on the Company's rate of expansion, studio release schedules and anticipated market demand.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were approximately $5,919,000 and $2,674,000, or 9.6% and 8.7% of total revenues for the three months ended July 31, 1998 and 1997, respectively. The increase of approximately $3,245,000 was primarily due to adding management personnel and administrative staff to support the Company's growth and related expenditures. The Company anticipates that the expense as a percentage of revenue will decline during the next year as the Moovies locations are integrated into operations without a corresponding increase in expense and as the newer stores continue to mature.

     COST OF PRODUCT SALES. Cost of product sales was approximately $3,643,000 and $1,489,000, or 5.9% and 4.8% of total revenues for the three months ended July 31, 1998 and 1997. The cost of product sales as a percentage of total product sales revenue was approximately 59.3% and 52.4% for fiscal 1998 and 1997, respectively. The increase in the cost of product sales as a percentage of total product sales was primarily due to a difference in product mix. The Company anticipates that the cost of product sales as a percentage of product sales will remain consistent with historical results, but will fluctuate quarterly based upon customer demands.

     AMORTIZATION OF GOODWILL. Amortization of goodwill was approximately $978,000 and $520,000 or 1.6% and 1.7% of total revenues for the three months ended July 31, 1998 and 1997, respectively. The decrease as a percentage of total sales was primarily attributable to an increase in sales from new store openings without a proportional increase in the amortization of certain intangible assets resulting from the video stores acquired.

     INTEREST EXPENSE. Interest expense was approximately $2,852,000 and $507,000, or 4.6% and 1.6% of total revenues for the three months ended July 31, 1998 and 1997, respectively. The increase of $2,345,000 was primarily attributable to interest on increased borrowings under the Company's Senior Facility (defined below).

     OTHER INCOME. Other income was approximately $153,000 and $106,000, or 0.2% and 0.3% of total revenues for the three months ended July 31, 1998 and 1997. The increase of $47,000 was primarily due to an increase in rebates from the Company's primary video suppliers.

     INCOME TAXES. At the end of the July 31, 1998 quarter, the Company estimated that its effective tax rate for the year ended January 31, 1999 would be 0%. The Company has therefore used this rate in providing for income

                                    9 of 14
taxes in the current quarter. The Company will evaluate and estimate its effective tax rate at the end of each interim period during fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date through cash from operations, the proceeds of prior equity and debt offerings, borrowings under bank facilities, trade credit and equipment leases. The Company's principal capital requirements are for the opening and build out of new superstores and the purchase of videocassette rental inventory, each of which varies based on market conditions and expansion plans and conversion of the acquired Moovies stores.

     At July 31, 1998, the Company had cash and cash equivalents of approximately $2,382,000. The Company uses an unclassified balance sheet in its financial statements, and as a result, does not classify its assets or liabilities as current or noncurrent. If the Company were to use a classified balance sheet, a portion of videocassette rental inventories would be classified as noncurrent because they are not assets that are reasonably expected to be completely realized in cash or sold in one year. The acquisition cost of these inventories, however, would be reflected in current liabilities. The Company believes that classification of videocassette rental inventories as noncurrent assets would be misleading because it would not indicate the level of assets expected to be converted into cash in the next year as a result of rentals or sales of these videocassettes.

     For the three months ended July 31, 1998 net cash provided by operating activities was approximately $18,334,000. Net cash used in investment activities was approximately $19,178,000 consisting primarily of approximately $3,490,000 for new and remodeled stores, and conversion costs associated with acquired stores, and approximately $15,688,000 for the purchase of videocassette inventory for existing and new stores. Net cash generated from financing activities was approximately $1,793,000 resulting primarily from proceeds under the Company's Senior Facility.

     In March 1998 the Company completed the acquisition of Moovies, Inc. The Company issued approximately 9.3 million shares of Class A common stock in exchange for Moovies common stock. The transaction was treated as a tax-free exchange for federal income tax purposes and recorded under the purchase method of accounting.

     Simultaneous with the closing of the Moovies transaction, the Company announced that a syndicate led by Banque Paribas had extended it a $120 million credit/term loan facility (the "Senior Facility"). This Senior Facility replaced the Company's previous line of credit. The Senior Facility consists of the following: (i) two term loans totaling $95.0 million; (ii) a $15.0 million capital expenditure line; and, (iii) a $10.0 million revolving line. The Company borrowed the $95.0 million of the two term loans in conjunction with the closing of the merger and the proceeds were used to: (i) refinance approximately $35,000,000 of outstanding indebtedness including accrued interest under the Company's previous line of credit; (ii) refinance approximately $50,000,000 of indebtedness of Moovies under Moovies' previous credit agreement; and, (iii) pay transaction fees and expenses relating to the Merger of approximately $10,000,000, (including legal fees, accounting fees, and registration fees). The capital expenditure line is primarily available to fund the conversion of the acquired Moovies stores and integration costs, the opening of new stores and selected acquisitions. As of July 31, 1998, the Company had $6.5 million outstanding under this facility. The revolving line is available for normal working capital needs. As of July 31, 1998 the Company had $4.0 million outstanding under this facility.

     Amounts borrowed under the Senior Facility bear interest at variable rates based on the "base rate" (i.e. the higher of the federal funds rate, plus 1/2 of 1% or the prime commercial lending rate) or the interbank Eurodollar rate (approximately 8.5% and 5.66% per annum, respectively as of July 31, 1998) plus an applicable margin rate that could range from .5% to 3.75%. Amounts currently outstanding at July 31, 1998, had a weighted average rate of 9.29%.

     The Senior Facility includes negative, affirmative and financial covenants including, but not limited to, minimum pretax earnings, minimum free cash flow, minimum net worth, maximum indebtedness, maximum leverage, minimum fixed charge coverage, a prohibition or restriction on capital expenditures, debt and guarantees, liens and encumbrances on any property, mergers, consolidations, investments, advances, divestitures, change or business or conduct of business, joint ventures, partnerships, the creation of new subsidiaries, dividends, distributions, repurchases or redemptions of outstanding stock (including options or warrants), the voluntary prepayment, repurchase redemption or defeasance of debt, and the acquisition, sale or transfer, lease or sale-

                                    10 of 14
leaseback of assets. The Senior Facility is secured by substantially all of the Company's assets as well as by pledges of its stock in its subsidiaries, which subsidiaries also have provided guarantees of the Company's obligations.

     As a result of its expected results for the first quarter of fiscal 1999, the Company sought and obtained a waiver for the quarter ended July 31, 1998. Additionally, the Company and the bank syndicate amended the terms of the Senior Facility to, among other things: (i) revise certain financial covenants; (ii) increase immediate availability under the Senior Facility by $5 million for Company operating activities; (iii) increase the overall interest rate by .5%; and, (iv) reprice warrants held by the bank syndicate to a more current market price. No assurances can be given that future waivers or amendments will be obtained if the Company is unable to maintain a level of operations necessary to meet the covenants and requirements of the Senior Facility. If the Company is unable to maintain such a level of operations, it will be required to reduce its overall expenditures and expansion plans to comply with the covenants and requirements of the Senior Facility. Additionally, any failure by the Company to maintain its level of operations within the covenants and requirements of the Senior Facility could cause the Company to be in default thereunder, allowing the lenders to take legal action against the Company, including but not limited to, the immediate acceleration of payment of borrowed funds, which could materially and adversely affect the Company's operations. The immediate acceleration of debt thereunder or the lack of further borrowing capacity, in whole or in part, would have a material adverse effect on the Company's operations and financial condition.

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

     Reference to Private Securities Litigation Reform Act: Statements made by the Company that are not historical facts are forward looking statements that involve risks and uncertainties. Actual results could differ materially from those expressed or implied in forward looking statements. All such forward looking statements are

                                    11 of 14
subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause financial performance to differ materially from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), including the acquisition of Moovies, changes in business strategy or development plans, new store openings, availability of products, availability of financing, competition, management, ability to manage growth, loss of customers, weather (particularly on weekends and holidays), consumer acceptance of new release videocassette titles, and a variety of other factors. Further information on these and other risks is included in the Company's Annual Report on Form 10-K for the year ended April 30, 1998.

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

                                    12 of 14

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

     In December, 1997, Valley Record Distributors assignee of Star Video, a vendor of Moovies, Inc., filed a lawsuit in state court (Court of Common Please, Greenville, South Carolina) against Moovies, Inc. claiming among other things that Moovies, Inc. has failed to pay its invoices (approximately $2,900,000) for product purchased. The parties have reached settlement terms on this matter which the Company expects will resolve this matter without further litigation.

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

     Also, in May, 1998, the Company filed suit in federal court in Delaware against Rentrak corporation, an Oregon Corporation. In August 1998, the Delaware court dismissed the action on forum grounds and the Company re-filed the action in Oregon federal court where it is now pending. The Company alleges that its revenue sharing agreement with Rentrak is in conflict with federal antitrust law, given Rentrak's position in the market and its exercise of monopoly power. The parties have not yet entered into discovery in the matter.

     In addition to the above, the Company is involved in various legal proceedings arising during the normal course of conducting business. Management believes that the resolution of these proceedings will not have any material adverse impact on the Company's financial statements.

                                    13 of 14

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

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

               1. Current Report on Form 8-K/A filed May 8, 1998, amending the Company's Form 8-K on March 11, 1998 and containing the following financial statements:

                    (a) The audited financial statements for Moovies, Inc. for the year ended December, 1996
                    (b) The pro forma financial information for the Company for the year ended April 30, 1997 and for the six months ended October 31, 1997.

               2. Current Reports on Form 8-K filed July 7, 1998 reporting the Board of Directors approval of a change in the Company's fiscal year from April 30 to January 31.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VIDEO UPDATE, INC.

Date:  September 14, 1998:          By:  /s/Daniel A. Potter
                                        ----------------------------------------
                                              DANIEL A. POTTER,
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors


Date:  September 14, 1998:          By:  /s/Stephen L. Reynolds
                                        ----------------------------------------
                                              STEPHEN L. REYNOLDS,
                                              Chief Financial Officer

                                    14 of 14