Form 10-Q
period 1998-10-31
VIDEO UPDATE INC
filed 1998-12-15
CIK 920042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended October 31, 1998

                                       or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____ to _____

                         Commission file number: 0-24346


                               VIDEO UPDATE, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                                   41-1461110
   -------------------------------                    ----------------
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


                                 (651) 312-2222
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


                                 Not Applicable
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Class A Common Stock, $.01 par value, outstanding at December 14, 1998 is 29,278,518.

                               VIDEO UPDATE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE NO.
------------------------------                                          -------

Item 1. Financial Statements

        Consolidated Balance Sheets - April 30, 1998 and October 31, 1998    3

        Consolidated Statements of Operations - Three Months and Six
          Months Ended October 31, 1997 and October 31, 1998                 4

        Consolidated Statements of Cash Flows - Six Months Ended
          October 31, 1997 and October 31, 1998                              5

        Notes to Consolidated Financial Statements - October 31, 1998        6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                7


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                   14

Item 6. Exhibits and Reports on Form 8-K                                    15

SIGNATURES                                                                  15
----------



                                    2 of 15

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               VIDEO UPDATE, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                     ASSETS

                                                      April 30,   October 31,
                                                        1998         1998
                                                      ---------   -----------
                                                                  (Unaudited)
Cash and cash equivalents                             $   1,433    $    830
Accounts receivable                                       4,737       4,398
Inventory                                                12,449      15,949
Videocassette rental inventory -- net                    94,452      94,308
Property and equipment -- net                            69,720      71,210
Prepaid expenses                                          4,162       4,854
Income taxes receivable                                   2,430         307
Deferred income taxes                                     2,592       2,636
Goodwill and other intangibles -- net                    85,360      83,640
Other assets                                              1,096       1,202
                                                      =========    ========
         Total assets                                 $ 278,431    $279,334
                                                      =========    ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                         $ 104,488    $116,283
Accounts payable                                         39,045      49,765
Accrued expenses                                         12,841      12,073
Accrued rent                                              5,073       6,387
Accrued compensation                                      7,685       7,063

Commitments and contingencies

Stockholders' equity:
Preferred Stock, par value $.01 per share:
    Authorized shares -- 5,000,000
    Issued shares -- none                                   --           --
Class A Common Stock, par value $.01 per share:
    Authorized shares -- 60,000,000
    Issued and outstanding shares -- 29,278,518             293         293
      at April 30,1998 and at October 31, 1998
    Additional paid-in capital                          117,641     116,645
    Retained deficit                                     (7,674)    (26,781)
    Foreign currency translation                           (961)     (2,394)
                                                      ---------    --------

         Total stockholders' equity                     109,299      87,763
                                                      ---------    --------
         Total liabilities and stockholders' equity   $ 278,431    $279,334
                                                      =========    ========


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

                                    3 of 15

                               VIDEO UPDATE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                            Three Months Ended       Six Months Ended
                                               October 31,               October 31,
                                            1997          1998        1997         1998
                                          ---------    ---------    ---------    ---------
Revenues:
    Rental revenue                        $  29,152    $  53,359    $  56,964    $ 108,655
    Service fees                                193          285          343          541
    Product sales                             3,786        8,540        6,630       14,681
                                          ---------    ---------    ---------    ---------
                                             33,131       62,184       63,937      123,877

Costs and expenses:
    Store operating expenses                 27,973       58,132       53,372      113,065
    Selling, general and administrative       2,949        5,188        5,623       11,107
    Cost of product sales                     2,362        6,456        3,852       10,099
    Amortization of intangibles                 720        1,929        1,240        2,907
                                          ---------    ---------    ---------    ---------
                                             34,004       71,705       64,087      137,178
                                          ---------    ---------    ---------    ---------

Operating loss                                 (873)      (9,521)        (150)     (13,301)

Interest expense                               (670)      (3,134)      (1,176)      (5,987)
Other income                                     74           26          180          181
                                          ---------    ---------    ---------    ---------
                                               (596)      (3,108)        (996)      (5,806)
                                          ---------    ---------    ---------    ---------

Loss before income taxes                     (1,469)     (12,629)      (1,146)     (19,107)
Income tax benefit                             (462)        --           (249)        --
                                          =========    =========    =========    =========
Net loss                                  $  (1,007)   $ (12,629)   $    (897)   $ (19,107)
                                          =========    =========    =========    =========

Net loss per share-basic and diluted      $   (0.05)   $   (0.43)   $   (0.05)   $   (0.65)
                                          =========    =========    =========    =========






                             See accompanying notes.


                                    4 of 15

                               VIDEO UPDATE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)



                                                        Six Months Ended October 31,
                                                             1997        1998
                                                           --------    --------
OPERATING ACTIVITIES
    Net loss                                               $   (897)   $(19,107)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Depreciation and amortization                        19,670      43,429
        Accrued rent                                          1,212       1,314
        Deferred income taxes                                   694          --
        Loss on disposal of property and equipment               --          46
        Changes in operating assets and liabilities, net
          of acquisitions of
          businesses:
            Accounts receivable                                 179         339
            Inventory                                        (1,801)     (3,500)
            Income taxes                                     (2,598)      2,079
            Other assets                                     (1,414)       (525)
            Accounts payable                                  9,516      10,240
            Other liabilities                                     9      (1,064)
                                                           --------    --------
Net cash provided by operating activities                    24,570      33,251

INVESTING ACTIVITIES
    Purchase of videocassette rental inventory              (26,799)    (35,753)
    Purchase of property and equipment                      (11,343)     (8,035)
    Investment in businesses, net of cash acquired             (610)       (169)
    Notes receivable from officers                             (160)         --
    Payments on notes receivable                                 43          --
                                                           --------    --------
Net cash used in investing activities                       (38,869)    (43,957)

FINANCING ACTIVITIES
    Proceeds from notes payable                              14,000      23,040
    Payments on notes payable                                (2,029)    (12,937)
                                                           --------    --------
Net cash provided by financing activities                    11,971      10,103
                                                           --------    --------

Decrease in cash and cash equivalents                        (2,328)       (603)
Cash and cash equivalents at beginning of the period          2,424       1,433
                                                           ========    ========
Cash and cash equivalents at end of the period             $     96    $    830
                                                           ========    ========



                             See accompanying notes.

                                    5 of 15

                               VIDEO UPDATE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1998
                                   (Unaudited)

1.   GENERAL

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the nine months ending January 31, 1999, (in June 1998, the Company's Board of Directors approved a resolution changing the Company's fiscal year-end from April 30 to January 31, effective January 31, 1999). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1998.

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

     The following table is a reconciliation of the basic and diluted earnings per share computation:


                                                                      Three Months                 Six Months
                                                                    Ended October 31,           Ended October 31,
                                                                  ----------------------       -------------------
                                                                    1997          1998          1997        1998
                                                                  --------      --------       ------     --------
                                                                      (In thousands, except per share amounts)
Numerator:
----------
Numerator for basic and diluted earnings per share--
    net loss available to common stockholders                     $ (1,007)     $(12,629)      $ (897)    $(19,107)
                                                                  ========      ========       ======     ========
Denominator:
------------
Denominator for basic earnings per share--weighted-average shares
    Class A common shares                                           18,105        29,279       18,105       29,279
    Class B common shares                                              700            --          700           --
                                                                  --------      --------       ------     --------
Denominator for basis earnings per share                            18,805        29,279       18,805       29,279
Effect of dilutive securities:
     Contingent stock acquisition                                      177            --          177           --
                                                                  --------      --------       ------     --------
Dilutive potential common shares                                       177            --          177           --
                                                                  --------      --------       ------     --------
Denominator for diluted earnings per share--
     adjusted weighted-average shares and assumed conversions       18,982        29,279       18,982       29,279
                                                                  ========      ========       ======     ========
Basic net loss per share                                          $  (0.05)     $  (0.43)      $(0.05)    $  (0.65)
                                                                  ========      ========       ======     ========
Diluted net loss per share                                        $  (0.05)     $  (0.43)      $(0.05)    $  (0.65)
                                                                  ========      ========       ======     ========


                                    6 of 15

3.   COMPREHENSIVE INCOME

     As of May 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of the Statement had no impact on the Company's net loss or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. Prior years' financial statements have been reclassified to conform to the requirements of Statement 130. During the three months ended October 31, 1997 and 1998, total comprehensive loss amounted to $ (1,446,000) and $ (13,080,000), respectively; and during the six months ended October 31, 1997 and 1998, total comprehensive loss amounted to $ (1,086,000) and $ (20,540,000), respectively.

4.   INCOME TAX EXPENSE

     The Company has estimated that its effective tax rate for fiscal year 1999 will be 0%. The Company has therefore used this rate in providing for income taxes in the current quarter and six months ended October 31, 1998. The Company will continue to evaluate and estimate its effective tax rate at the end of each interim period during fiscal 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto appearing elsewhere herein.

OVERVIEW

     The Company franchised its first store in January 1983 and opened its first Company-owned store in September 1989. By July 1994, when the Company completed its initial public offering, the Company had grown to 15 Company-owned stores and 30 franchised stores. Subsequently, the Company substantially accelerated its growth and as of October 31, 1998 operated 667 Company-owned stores in 33 states and five provinces in Canada, and had 72 franchised stores predominantly in the United States. The majority of the Company's stores located in the United States are superstores. Superstores are video specialty stores that carry more than 7,500 rental units.

     The Company generates revenues primarily from the rental of videocassettes and video games, from service fees from its franchisees and from the sale of products. As reflected in the chart below, rental revenue at Video Update stores has accounted for the substantial majority of the Company's revenues. The Company expects that this trend will continue.


                      Three Months Ended    Six Months Ended
                         October 31,           October 31,
                     -------------------   -------------------
                       1997       1998       1997       1998
                     --------   --------   --------   --------
                       (In thousands)       (In thousands)
Rental revenue       $ 29,152   $ 53,359   $ 56,964   $108,655
Service fees              193        285        343        541
Product sales           3,786      8,540      6,630     14,681
                     ========   ========   ========   ========
    Total Revenues   $ 33,131   $ 62,184   $ 63,937   $123,877
                     ========   ========   ========   ========


     Overall revenues, including same store sales, did not meet management expectations for the first half of fiscal 1999, due in significant part to certain factors, including: (i) Moovies locations not performing to management's expectations for the period; and, (ii) the recent direct studio revenue sharing arrangements obtained by some of the Company's largest competitors, including the Blockbuster Entertainment division of Viacom, Inc. and Hollywood Entertainment Corporation.

                                    7 of 15

     Management is continuing several actions intended to enhance prospects for profitable revenue growth for fiscal 1999. The Company successfully converted all Moovies stores by November 30, 1998. During the first half of fiscal 1999, the Company closed 25 under performing stores and performed significant conversions on five other stores. As of November 30, 1998 the Company had obtained four direct revenue sharing arrangements with major motion picture studios and is pursuing additional direct revenue sharing arrangements with other studios.


OPERATING RESULTS

     The table below sets forth the percentage of revenues represented by certain items included in the Company's statement of operations for the periods indicated.

                                            Six Months Ended
                                               October 31,
                                            ----------------
                                             1997      1998
                                            -----     ------
Revenues:
    Rental revenue                           89.1%     87.7%
    Service fees                              0.5       0.4
    Product sales                            10.4      11.9
                                            -----     -----
Total revenues                              100.0     100.0

Costs and expenses:
    Store operating expenses                 83.5      91.3
    Selling, general and administrative       8.8       8.9
    Cost of product sales                     6.0       8.1
    Amortization of intangibles               1.9       2.4
                                            -----     -----
Total cost and expenses                     100.2     110.7
                                            -----     -----
Operating loss                               (0.2)    (10.7)

Other income (expense):
    Interest expense                         (1.9)     (4.8)
    Other income                              0.3       0.1
                                            -----     -----
Total other income (expense)                 (1.6)     (4.7)
                                            -----     -----
Loss before income taxes                     (1.8)    (15.4)
Income tax benefit                           (0.4)       --
                                            -----     -----
Net loss                                     (1.4)%   (15.4)%
                                            =====     =====





SIX MONTHS ENDED OCTOBER 31, 1998 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1997

     Rental revenue. Rental revenue was approximately $108,655,000 and $56,964,000, or 87.7% and 89.1% of total revenues for the six months ended October 31, 1998 and 1997, respectively. The increase in rental revenue of $51,691,000 was derived primarily from the 266 video stores acquired from Moovies in March 1998, from the opening of 14 Company-owned stores, net of closings, since the second quarter of fiscal 1998, and from a 2% increase in same store revenues. Rental revenues did not meet management's expectations for the quarter, primarily due to the continuing conversion of the Moovies locations in several significant markets as well as the simultaneous impact of revenue sharing arrangements and copy title depth obtained by competitors in markets where the Company's stores are located. Management expects that future results will be positively impacted by the operation of all of the now fully converted Moovies locations. In addition, the Company is obtaining additional videocassette product under four direct revenue sharing arrangements with motion picture studios, allowing it to better compete with larger competitors at a time when all of its Company-owned locations are now operating under the Video Update name and operating system.


                                    8 of 15

     Service fees. Service fees were approximately $541,000 and $343,000, or 0.4% and 0.5% of total revenues for the six months ended October 31, 1998 and 1997, respectively. Continuing service fees and royalties from franchisees accounted for 88.6% and 91.3% of total service fees, respectively.

     Product sales. Product sales were approximately $14,681,000 and $6,630,000, or 11.9% and 10.4% of total revenues for the six months ended October 31, 1998 and 1997, respectively. The increase in product sales of $8,051,000 was primarily a result of product sales by the Moovies video stores acquired in March 1998, from the opening of 14 Company-owned video stores, net of closings, since the second quarter of fiscal 1998 and from the sale of videocassettes of the movie "Titanic". The increase as a percentage of total revenues was primarily due to a difference in product mix and high Titanic video sales.

     Store operating expenses. Store operating expenses were approximately $113,065,000 and $53,372,000, or 91.3% and 83.5% of total revenues for the six months ended October 31, 1998 and 1997, respectively. The increase in store operating expenses of $59,693,000 was primarily the result of the Moovies video stores acquired in March 1998 and the opening of 14 Company-owned video stores, net of closings, since the second quarter of fiscal 1998. The increase in store operating expenses as a percentage of total revenues was primarily due to: (i) the impact of revenue sharing arrangements and copy title depth obtained by competitors in the markets where the Company's stores were located; (ii) revenues of the acquired Moovies stores lagging behind the Video Update stores; and, (iii) corresponding higher costs of new video stores prior to revenue reaching maturity during the first two years of operations. Store operating expenses consist of the following:


                                                      Six Months Ended
                                                         October 31,        Percent of Revenue
                                                      -------------------   ------------------
                                                       1997        1998      1997     1998
                                                      -------    --------    -----    -----
Cost of rental revenue                                $15,378    $ 37,239    24.1%    30.1%
Occupancy expenses                                     17,457      36,145    27.3%    29.2%
Compensation and related benefits                      14,816      28,627    23.2%    23.1%
Furniture, fixtures, and equipment expenses             2,477       5,043     3.9%     4.1%
Other store operating expenses                          3,244       6,011     5.0%     4.8%
                                                      =======    ========    =====    =====
    Total Store Operating Expenses                    $53,372    $113,065    83.5%    91.3%
                                                      =======    ========    =====    =====


     Cost of rental revenue was approximately $37,239,000 and $15,378,000, or 30.1% and 24.1% of total revenues for the six months ended October 31, 1998 and 1997, respectively. Cost of rental revenue reflects the amortization of videocassettes and video games, revenue sharing expenses, and fees paid to videocassette and video game suppliers. The increase of $21,861,000 was primarily attributable to the addition of new release videocassette inventory for new, existing, and the acquired Moovies stores. Cost of rental revenue as a percentage of revenues for future periods may vary based on the Company's purchase of videocassette inventory, which is subject to change based on the Company's rate of expansion, revenue sharing arrangements, studio release schedules and anticipated market demand.

     Occupancy expenses were approximately $36,145,000 and $17,457,000, or 29.2% and 27.3% of total revenues for the six months ended October 31, 1998 and 1997, respectively. The increase of approximately $18,688,000 was primarily due to the Moovies video stores acquired in March 1998 and from the opening of 14 Company-owned stores, net of closings, since the second quarter of fiscal 1998.

     Compensation and related benefits were approximately $28,627,000 and $14,816,000, or 23.1% and 23.2% of total revenues for the six months ended October 31, 1998 and 1997, respectively. The increase of approximately $13,811,000 was primarily due to the Moovies video stores acquired in March 1998 and from the opening of 14 Company-owned video stores, net of closings, since the second quarter of fiscal 1998.

     Selling, general and administrative. Selling, general and administrative expenses were approximately $11,107,000 and $5,623,000, or 8.9% and 8.8% of total revenues for the six months ended October 31, 1998 and 1997, respectively. The increase of approximately $5,484,000 was primarily due to (i) additional personnel and related expenses to support the Company's growth; (ii) outside legal and accounting fees; (iii) upgraded computer

                                    9 of 15
and phone systems; and, (iv) bank fees related to the loan facility and additional stores. The Company anticipates that the expense as a percentage of revenues will decline in the next year as the Moovies locations are integrated into its operations.

     Cost of product sales. Cost of product sales was approximately $10,099,000 and $3,852,000, or 8.1% and 6.0% of total revenues for the six months ended October 31, 1998 and 1997. The cost of product sales as a percentage of total product sales revenue was approximately 68.8% and 58.1% for fiscal 1998 and 1997, respectively. The increase in the cost of product sales as a percentage of product sales was primarily due to the sale of the Titanic video which was sold at a low margin due to industry competition.

     Amortization of intangibles. Amortization of intangibles was approximately $2,907,000 and $1,240,000 for the six months ended October 31, 1998 and 1997, respectively. The increase was primarily attributable to the acquisition of Moovies in March 1998.

     Interest expense. Interest expense was approximately $5,987,000 and $1,176,000, or 4.8% and 1.9% of total revenues for the six months ended October 31, 1998 and 1997, respectively. The increase of $4,811,000 was primarily attributable to interest on increased borrowings under the Company's Senior Facility (as defined below).

     Other income. Other income was approximately $181,000 and $180,000 for the six months ended October 31, 1998 and 1997, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date through cash from operations, the proceeds of prior equity and debt offerings, borrowings under bank facilities, trade credit and equipment leases. The Company's principal capital requirements are for the opening and build out of new superstores and the purchase of videocassette rental inventory, each of which varies based on market conditions, expansion plans and conversion of the acquired Moovies stores.

     At October 31, 1998, the Company had cash or cash equivalents of approximately $830,000. The Company uses an unclassified balance sheet in its financial statements, and as a result, does not classify its assets or liabilities as current or noncurrent. If the Company were to use a classified balance sheet, a portion of videocassette rental inventories would be classified as noncurrent because they are not assets that are reasonably expected to be completely realized in cash or sold in one year. The acquisition cost of these inventories, however, would be reflected in current liabilities. The Company believes that classification of videocassette rental inventories as noncurrent assets would be misleading because it would not indicate the level of assets expected to be converted into cash in the next year as a result of rentals or sales of these videocassettes.

     For the six months ended October 31, 1998 net cash provided by operating activities was approximately $33,251,000. Net cash used in investment activities was approximately $43,957,000 consisting primarily of approximately $8,035,000 for new and remodeled stores, and conversion costs associated with acquired stores, and approximately $35,753,000 for the purchase of videocassette inventory for existing and new stores. Net cash generated from financing activities was approximately $10,103,000 resulting primarily from proceeds under the Company's Senior Facility (as defined below).

     In March 1998 the Company completed the acquisition of Moovies, Inc. The Company issued approximately 9.3 million shares of Class A Common Stock in exchange for Moovies common stock. The transaction was treated as a tax-free exchange for federal income tax purposes and recorded under the purchase method of accounting.

     Simultaneous with the closing of the Moovies transaction, the Company announced that a syndicate led by Banque Paribas had extended it a $120 million credit/term loan facility (the "Senior Facility") which was subsequently amended during the second quarter of fiscal 1999. This Senior Facility replaced the Company's previous line of credit. The amended Senior Facility consists of the following: (i) two term loans totaling $95.0 million; (ii) a $15.0 million capital expenditure line; and, (iii) a $5.0 million revolving line, reduced from $10.0 million. The Company borrowed the $95.0 million of the two term loans in conjunction with the closing of the


                                    10 of 15

Moovies merger and the proceeds were used to: (i) refinance approximately $35,000,000 of outstanding indebtedness including accrued interest under the Company's previous line of credit; (ii) refinance approximately $50,000,000 of indebtedness of Moovies under Moovies' previous credit agreement; and, (iii) pay transaction fees and expenses relating to the Moovies merger of approximately $10,000,000, (including legal fees, accounting fees, and registration fees). The capital expenditure line is available to fund the conversion of the acquired Moovies stores and integration costs, the opening of new stores, working capital needs, and selected acquisitions. As of October 31, 1998, the Company had $15.0 million outstanding under this facility. The revolving line is available for normal working capital needs. As of October 31, 1998 the Company had $5.0 million outstanding under this facility.

     Amounts borrowed under the Senior Facility bear interest at variable rates based on the "base rate" (i.e. the higher of the federal funds rate, plus 1/2 of 1% or the prime commercial lending rate) or the interbank Eurodollar rate (approximately 8.0% and 5.24% per annum, respectively as of October 31, 1998) plus an applicable margin rate that could range from .5% to 3.75%. Amounts outstanding at October 31, 1998 had a weighted average rate of 9.45%.

     The Senior Facility includes negative, affirmative and financial covenants including, but not limited to, minimum pretax earnings, minimum free cash flow, minimum net worth, maximum indebtedness, maximum leverage, minimum fixed charge coverage, minimum revenue, a prohibition or restriction on capital expenditures, debt and guarantees, liens and encumbrances on any property, mergers, consolidations, investments, advances, divestitures, change or business or conduct of business, joint ventures, partnerships, the creation of new subsidiaries, dividends, distributions, repurchases or redemptions of outstanding stock (including options or warrants), the voluntary prepayment, repurchase redemption or defeasance of debt, and the acquisition, sale or transfer, lease or sale-leaseback of assets. The Senior Facility is secured by substantially all of the Company's assets as well as by pledges of its stock in its subsidiaries, which subsidiaries also have provided guarantees of the Company's obligations.

     As a result of its expected results for the first quarter of fiscal 1999, the Company sought and obtained certain waivers under the Senior Facility for the quarter ended July 31, 1998. During the second quarter of fiscal 1999, the Company and the bank syndicate amended the terms of the Senior Facility to, among other things: (i) reduced the Senior Facility from $120 million to $115 million; (ii) revise certain financial covenants; (iii) modify the terms of the capital expenditure line to allow usage for working capital needs; (iv) increase the overall interest rate by .5%; and, (v) reprice warrants held by the bank syndicate to a more current market price. As a result of its operations for the second quarter of fiscal 1999, the Company expects that it will not be in compliance with certain financial covenants under the Senior Facility. The Company is in the process of obtaining a waiver for such non-compliance and based on discussions with lenders, it expects to obtain the waiver expeditiously. No assurances can be given that future waivers or amendments will be obtained if the Company is unable to maintain a level of operations necessary to meet the covenants and requirements of the Senior Facility. If the Company is unable to maintain such a level of operations, it will be required to reduce its overall expenditures and expansion plans to comply with the covenants and requirements of the Senior Facility. Additionally, any failure by the Company to maintain its level of operations within the covenants and requirements of the Senior Facility could cause the Company to be in default thereunder, allowing the lenders to take legal action against the Company, including but not limited to, the immediate acceleration of payment of borrowed funds, which could materially and adversely affect the Company's operations. The immediate acceleration of debt thereunder or the lack of further borrowing capacity, in whole or in part, would have a material adverse effect on the Company's operations and financial condition.

     In November 1998, the Company entered into a sale/leaseback arrangement with respect to certain of its furniture, fixtures, equipment and signage used in selected retail locations. Under the arrangement the Company obtained approximately $5.0 million.

     During the remainder of fiscal 1999, the Company expects to continue its focus on maximizing the operating efficiencies of its existing and previously acquired locations and on completing the build out of new stores in locations for which the Company has signed lease commitments, rather than on aggressively expanding with new superstores in additional metropolitan areas where it does not presently have locations. The Company has maintained a longstanding and satisfactory relationship with its primary product vendors and has negotiated extended payment terms with several of these vendors. The loss of its primary product vendors could have a


                                    11 of 15
material adverse effect on the Company. In addition to such traditional product purchase relationships, the Company also recently entered into four direct revenue sharing arrangements with major motion picture studios, which agreements allow the Company to obtain videocassette rental product directly from the studios under arrangements that involve a sharing of revenues over the first months of the release of a movie title on videocassette. The Company expects that such arrangements will allow its locations to offer a greater number of titles and copies of new releases than it would have obtained under traditional inventory purchasing arrangements, allowing it to compete better with larger competitors as well as independently owned locations. Given that the Company has recently entered into such revenue sharing arrangements, no assurances can be given as to the impact on the Company's operations or that such arrangements will allow the Company to achieve its intended results.

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

     Daniel A. Potter, the Company's Chief Executive Officer and John Bedard, the Company's President, have issued notes to the Company (the "Recourse Notes") in connection with stock option exercises, for approximately $2,080,147 and $1,155,637, respectively, including accrued interest through April 30, 1998. The Recourse Notes were issued by the executives upon their exercise in August 1995 of 420,000 options granted to them under the Stock Option Plans in May 1995 at an exercise price of $4.3125, the fair market value of the stock on the date the options were granted. The Recourse Notes represent the total exercise price of such options plus amounts advanced by the Company to such executives to satisfy then anticipated tax liabilities. The Recourse Notes, which provide for full recourse against the respective officer's personal assets and Company stockholdings, are evidenced by promissory notes bearing accrued interest at a rate of 8% per annum (through April 30, 1998) with payment of principal and interest due on October 4, 1999. In the event that the obligors sell shares of the Company's stock, the net proceeds thereof will be applied to payment, in part or in full, of the Recourse Notes.

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


                                    12 of 15

YEAR 2000 COMPLIANCE

     The year 2000 issue is the result of computer programs that were written using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. To the extent that the Company's (and its vendors' and suppliers') software applications contain source code that is unable to interpret appropriately the upcoming calendar year 2000 and beyond, some level of modification or replacement of such applications will be necessary to avoid system failures and the temporary inability to process transactions or engage in other normal business activities.

     The Company's information services group has been coordinating the Company's internal year 2000 compliance efforts and has identified all computer-based systems and applications (including embedded systems) the Company uses in its operations that might not be year 2000 compliant. The Company is determining what modifications or replacements will be necessary to achieve compliance; implementing any necessary modifications and replacements; conducting tests necessary to verify that the modified systems are operational; and transitioning the compliant systems into the regular operations of the Company. The Company estimates that these actions with respect to systems that it believes would have a material effect on the business are approximately 60% complete. The Company estimates that all critical systems and applications will be year 2000 compliant by June 1999.

     The Company is also examining its relationship with certain key outside vendors, suppliers, and others with whom the Company has significant business relationships to determine, to the extent practical, the degree of such outside parties' year 2000 compliance. The Company has been contacting such outside parties and attempting to seek assurances that such parties will be year 2000 compliant. The Company does not believe that its relationships with any single third party is material to the Company's operations and, therefore, does not believe that the failure of any single third party to be year 2000 compliant would have a material adverse effect on the Company. The Company believes that if it, or any third party with whom the Company has a significant business relationship, has a year 2000 related systems failure, the most significant impact would likely be the inability, with respect to a store or group of stores, to conduct operations due to a power failure, to deliver inventory in a timely fashion, to receive certain products from vendors or to process electronically customer sales at the store level. The Company does not anticipate that any such impact would be material to the Company's liquidity or results of operations.

     The Company is establishing and implementing a contingency plan to provide for viable alternatives to ensure that the Company's core business operations are able to continue in the event of a year 2000 related systems failure. The Company expects to have a comprehensive contingency plan established by October 1999. If the Company's systems are not sufficiently year 2000 compliant by the end of calendar year 1999 or if the Company does not have an appropriate contingency plan in place at that time, the Company's business, financial condition and results of operations may be materially and adversely affected. Such adverse effects may include, but may not be limited to, the ability to manage store operations, collect revenues from customers, supply stores with inventory, make payments to vendors and suppliers, remit wages to employees, and conduct other essential business-related activities.

     Through October 31, 1998, the Company has expended approximately $200,000 to address year 2000 compliance issues. The Company estimates that it will incur an additional $800,000 for a total of approximately $1,000,000 to address year 2000 compliance issues, which includes the estimated costs of all modifications, testing and consultant fees.


INFLATION

     To date, inflation has not had a material effect on the Company's business. The Company anticipates that its business will be affected by general economic trends. Although the Company has not operated during a period of high inflation, it believes that it would generally be able to pass increased costs resulting from inflation on to customers.

                                    13 of 15

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

     In May, 1998, Rousnam Video, Inc., a Michigan corporation and Hani (Al) Monsour (collectively "Monsour") filed a lawsuit in state court (Macomb County Michigan) claiming amounts due pursuant to post-closing adjustments contemplated in connection with an Asset Purchase Agreement among Monsour and Moovies, Inc. dated as of March 14, 1997, and the alleged default on a Promissory Note among Monsour and Moovies, Inc. in the amount of $2,000,000 which is currently reflected in notes payable. The trial court has ruled in favor of the plaintiffs on a motion for summary judgment, and a judgment for approximately $2,200,000 is expected to be entered against the Company in the near future. The Company intends to appeal the matter, and no assurances can be given as to the outcome of such action.

     In May, 1998, four stockholders filed suit in the US District Court for the Central District of California. The Plaintiff stockholders allege that Mr. Potter and the Company made false and misleading statements or omitted material information about the Company and the video industry during the period April, 1995 to September, 1996, the date of its subsequent public offering. Plaintiffs are seeking "at least the sum of $967,967," plus interest, additional damages and attorneys' fees. The Company and Mr. Potter believe that the claims are unsubstantiated, without merit and they intend to defend the matter vigorously. A motion to dismiss the First Amended Complaint was granted, but the court allowed Plaintiffs to re-file. At present, the Second Amended Complaint has been filed. The Company plans on filing a renewed motion to dismiss.

     In August, 1998, the Company filed suit in federal court in Oregon against Rentrak corporation, an Oregon Corporation. The Company alleges that Rentrak has violated the federal antitrust law, given Rentrak's position in the market and its exercise of monopoly power. Various preliminary motions are pending and the parties have not yet entered into discovery in the matter.


                                    14 of 15

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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A. Exhibits.  The following exhibits are filed herewith:

        Exhibit No.              Title
        -----------              -----
           27                    Financial Data Schedule


        B. Reports on Form 8-K.  None
           --------------------




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      VIDEO UPDATE, INC.

Date:  December 15, 1998:             By: /s/ Daniel A. Potter
                                          -----------------------------
                                          Daniel A. Potter,
                                          Chief Executive Officer and
                                          Chairman of the Board of Directors


Date:  December 15, 1998:             By: /s/ Dale E. Lauwagie
                                          -----------------------------
                                          Dale E. Lauwagie
                                          Chief Financial Officer



                                    15 of 15