Form 10-Q
period 1999-01-31
VIDEO UPDATE INC
filed 1999-03-17
CIK 920042

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended January 31, 1999

                                      or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from _____  to  _____

                       Commission file number:  0-24346
                                                -------

                              VIDEO UPDATE, INC.
                          ---------------------------
            (Exact Name of Registrant as Specified in its Charter


                  Delaware                       41-1461110
              ------------------             ------------------
        (State or Other Jurisdiction of       (I.R.S. Employer
         Incorporation or Organization)       Identification No.)

                            3100 World Trade Center
                              30 East 7th Street
                          St. Paul, Minnesota  55101
                          --------------------------
                   (Address of Principal Executive Offices)
                                  (Zip Code)

                                (651) 312-2222
                     ------------------------------------
             (Registrant's Telephone Number, Including Area Code)

                                Not Applicable
                            ----------------------
        (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes   X     No
                                     ----

     The number of shares of Class A Common Stock, $.01 par value, outstanding at March 15, 1999 is 29,278,457.

                              VIDEO UPDATE, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                                  PAGE NO.
------------------------------                                                  --------
Item 1.   Financial Statements

          Consolidated Balance Sheets - April 30, 1998 and January 31, 1999         3

          Consolidated Statements of Operations - Three Months
             and Nine Months Ended January 31, 1998 and January 31, 1999            4

          Consolidated Statements of Cash Flows - Nine Months Ended
             January 31, 1998 and January 31, 1999                                  5

          Notes to Consolidated Financial Statements - January 31, 1999             6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                    7

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                        14

Item 6.   Exhibits and Reports on Form 8-K                                         16

SIGNATURES                                                                         16
----------


                                    2 of 16

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

                              Video Update, Inc.
                          Consolidated Balance Sheets
              (In thousands, except share and per share amounts)

                                                             Assets
                                                                             April 30,                           January 31,
                                                                               1998                                 1999
                                                                           -------------                       ---------------
                                                                                                                 (Unaudited)
Cash and cash equivalents                                                      $  1,433                              $    696
Accounts receivable                                                               4,737                                 4,098
Inventory                                                                         9,167                                14,043
Video and game rental inventory -- net                                           97,734                                96,009
Property and equipment -- net                                                    69,720                                67,138
Prepaid expenses                                                                  4,162                                 3,663
Income taxes receivable                                                           2,430                                   307
Deferred income taxes                                                             2,592                                 2,603
Goodwill and other intangibles -- net                                            85,360                                83,385
Other assets                                                                      1,096                                 2,290
                                                                               --------                              --------
                         Total assets                                          $278,431                              $274,232
                                                                               ========                              ========


                Liabilities and Stockholders' Equity

Notes payable                                                                  $104,488                              $116,960
Accounts payable                                                                 39,045                                46,042
Accrued expenses                                                                 12,841                                 9,948
Accrued rent                                                                      5,073                                 7,564
Accrued compensation                                                              7,685                                 7,655

Commitments and contingencies

Stockholders' equity:
Preferred Stock, par value $.01 per share:
    Authorized shares -- 5,000,000
    Issued shares -- none                                                             -                                     -
Class A Common Stock, par value $.01 per share:
    Authorized shares -- 60,000,000
    Issued and outstanding shares -- 29,278,457                                     293                                   293
      at April 30,1998 and at January 31, 1999
    Additional paid-in capital                                                  117,641                               116,645
    Retained deficit                                                             (7,674)                              (28,904)
    Foreign currency translation                                                   (961)                               (1,971)
                                                                               --------                              --------

                         Total stockholders' equity                             109,299                                86,063
                                                                               --------                              --------
                         Total liabilities and stockholders' equity            $278,431                              $274,232
                                                                               ========                              ========

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


                                    3 of 16

                              Video Update, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                Three Months Ended January 31,            Nine Months Ended January 31,
                                                    1998             1999                     1998            1999
                                                 -----------      ----------               ----------       ----------
Revenues:
    Rental revenue                                  $ 36,530        $ 60,161                  $ 93,494        $168,816
    Product sales                                      5,073          10,281                    11,703          24,962
    Service fees                                         179             250                       522             791
                                                    --------        --------                  --------        --------
                                                      41,782          70,692                   105,719         194,569

Costs and expenses:
    Store operating expenses                          31,205          56,549                    84,821         169,614
    Selling, general and                               3,326           5,483                     8,948          16,590
     administrative
    Cost of product sales                              3,095           6,241                     6,946          16,340
    Amortization of intangibles                          626           1,621                     1,867           4,528
                                                    --------        --------                  --------        --------
                                                      38,252          69,894                   102,582         207,072
                                                    --------        --------                  --------        --------
Operating income (loss)                                3,530             798                     3,137         (12,503)

Interest expense                                        (747)         (2,967)                   (1,923)         (8,954)
Other income                                             403              46                       827             227
                                                    --------        --------                  --------        --------
                                                        (344)         (2,921)                   (1,096)         (8,727)
                                                    --------        --------                  --------        --------

Income (loss) before income taxes                      3,186          (2,123)                    2,041         (21,230)
Income tax expense                                     1,378               -                     1,128               -
                                                    --------        --------                  --------        --------
Net income (loss)                                   $  1,808        $ (2,123)                 $    913        $(21,230)
                                                    ========        ========                  ========        ========

Net income (loss) per share-basic
   and diluted                                      $   0.10        $  (0.07)                 $   0.05        $  (0.73)
                                                    ========        ========                  ========        ========



                            See accompanying notes.

                                    4 of 16

                              Video Update, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                                      Nine Months Ended January 31,
                                                                                      1998                   1999
                                                                                    ---------              ---------
Operating activities
    Net income (loss)                                                                $    913               $(21,230)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Depreciation and amortization                                                  31,505                 65,767
        Deferred income taxes                                                           1,086                    (11)
        Changes in operating assets and liabilities, net
          of acquisitions of businesses:
            Accounts receivable                                                            10                    639
            Inventory                                                                    (663)                (4,876)
            Income taxes                                                               (1,627)                 2,123
            Other assets                                                               (2,230)                  (916)
            Accounts payable                                                           13,016                  6,352
            Accrued liabilities                                                         2,764                 (1,210)
         Other operating activities                                                         -                     24
                                                                                      -------               --------
Net cash provided by operating activities                                              44,774                 46,662

Investing activities
    Purchase of video and game rental inventory                                       (42,638)               (50,964)
    Purchase of property and equipment                                                (14,312)               (11,578)
    Investment in businesses, net of cash                                                (610)                  (525)
     acquired
    Payment of deficiency on stock guarantee                                           (1,327)                     -
    Other investing activities                                                           (177)                     -
                                                                                      -------               --------
Net cash used in investing activities                                                 (59,064)               (63,067)

Financing activities
    Proceeds from notes payable                                                        15,204                 27,300
    Payments on notes payable                                                          (1,914)               (16,032)
    Proceeds from sale lease-back                                                           -                  5,000
    Other financing activities                                                              -                   (600)
                                                                                      -------               --------
Net cash provided by financing activities                                              13,290                 15,668
                                                                                      -------               --------
Decrease in cash and cash equivalents                                                  (1,000)                  (737)
Cash and cash equivalents at beginning of the period                                    2,424                  1,433
                                                                                      -------               --------
Cash and cash equivalents at end of the period                                        $ 1,424               $    696
                                                                                      =======               ========





                            See accompanying notes.

                                    5 of 16

                              VIDEO UPDATE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JANUARY 31, 1999
                                  (Unaudited)

1.   General

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1998.

     Reclassification
     Certain prior year items have been reclassified to conform with the fiscal 1999 presentation.

2.   Earnings Per Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and when necessary, restated to conform to the Statement 128 requirements.

     The following table is a reconciliation of the basic and diluted earnings per share computation:

                                                                            Three Months                       Nine Months
                                                                          Ended January 31,                  Ended January 31,
                                                                      --------------------------        --------------------------
                                                                         1998           1999               1998           1999
                                                                      ------------    ----------        -----------    -----------
                                                                                (In thousands, except per share amounts)
Numerator:
---------

Numerator for basic and diluted earnings per share--
    net income (loss) available to common stockholders                   $ 1,808        $(2,123)         $   913         $(21,230)
                                                                         =======        =======          =======         ========
Denominator:
-----------
Denominator for basic earnings per share--weighted-average shares
    Class A common shares                                                 18,105         29,278           18,105           29,278
    Class B common shares                                                    700              -              700                -
                                                                         -------        -------          -------         --------
Denominator for basic earnings per share                                  18,805         29,278           18,805           29,278
Effect of dilutive securities:
     Contingent stock acquisition                                            177              -              177                -
                                                                         -------        -------          -------         --------
Dilutive potential common shares                                             177              -              177                -
                                                                         -------        -------          -------         --------
Denominator for diluted earnings per share--
     adjusted weighted-average shares and assumed conversions             18,982         29,278           18,982           29,278
                                                                         -------        -------          -------         --------
Basic net earnings (loss) per share                                      $  0.10        $ (0.07)         $  0.05         $  (0.73)
                                                                         =======        =======          =======         ========
Diluted net earnings (loss) per share                                    $  0.10        $ (0.07)         $  0.05         $  (0.73)
                                                                         =======        =======          =======         ========


                                    6 of 16

3.   Comprehensive Income

     As of May 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of the Statement had no impact on the Company's net loss or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. Prior years' financial statements have been reclassified to conform to the requirements of Statement 130. During the three months ended January 31, 1998 and 1999, total comprehensive income (loss) amounted to $1,136,000 and $(1,700,000), respectively; and during the nine months ended January 31, 1998 and 1999, total comprehensive income (loss) amounted to $52,000 and $ (22,240,000), respectively.

4.   Income Tax Expense

     The Company has estimated that its effective tax rate for fiscal year 1999 will be 0%. The Company has therefore used this rate in providing for income taxes in the current quarter and nine months ended January 31, 1999. The Company will continue to evaluate and estimate its effective tax rate at the end of each interim period during fiscal 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations should be read in conjunction with the Company's unaudited consolidated financial statements and notes thereto appearing elsewhere herein.

Overview

     The Company franchised its first store in January 1983 and opened its first Company-owned store in September 1989. By July 1994, when the Company completed its initial public offering, the Company had grown to 15 Company-owned stores and 30 franchised stores. Subsequently, the Company substantially accelerated its growth and as of January 31, 1999 operated 661 Company-owned stores in 32 states and five provinces in Canada, and had 66 franchised stores predominantly in the United States. The majority of the Company's stores located in the United States are superstores. Superstores are video specialty stores that carry more than 7,500 rental units.

     The Company generates revenues primarily from the rental of videos and games, from the sale of products, and from service fees from its franchisees. As reflected in the chart below, rental revenue at Video Update stores has accounted for the substantial majority of the Company's revenues. The Company expects that this trend will continue.

                            Three Months Ended                   Nine Months Ended
                                January 31,                          January 31,
                      --------------------------------    -----------------------------------
                           1998              1999              1998                1999
                      -------------      -------------    --------------       --------------
                               (In thousands)                        (In thousands)
Rental revenue            $ 36,530          $ 60,161          $ 93,494            $168,816
Product sales                5,073            10,281            11,703              24,962
Service fees                   179               250               522                 791
                          --------          --------          --------            --------
    Total Revenues        $ 41,782          $ 70,692          $105,719            $194,569
                          ========          ========          ========            ========



     Overall revenues, including same store sales, did not meet management expectations for the first nine months of fiscal 1999, due in significant part to certain factors, including: (i) a significant number of Moovies locations not yet performing to management's expectations for the period; and, (ii) the timing advantage afforded by direct studio revenue sharing arrangements obtained by some of the Company's largest competitors, including the Blockbuster Entertainment division of Viacom, Inc. and Hollywood Entertainment Corporation.



                                    7 of 16

     Management is continuing several actions intended to enhance prospects for profitable revenue growth for fiscal 1999. The Company successfully converted all Moovies stores by November 30, 1998. During the first nine months of fiscal 1999, the Company opened 13 new stores, closed 32 under-performing stores, and performed significant conversions on seven other stores. The Company is now obtaining inventory under five direct revenue sharing arrangements with major motion picture studios and is pursuing additional direct revenue sharing arrangements with other studios.

Operating Results


     The table below sets forth the percentage of revenues represented by certain items included in the Company's statement of operations for the periods indicated.

                                                      Three Months Ended January 31,         Nine Months Ended January 31,
                                                    ---------------------------------      ---------------------------------
                                                          1998           1999                     1998           1999
                                                    ---------------   ---------------      ----------------   --------------
Revenues:
    Rental revenue                                        87.4 %         85.1 %                   88.4 %         86.8 %
    Product sales                                         12.2           14.5                     11.1           12.8
    Service fees                                           0.4            0.4                      0.5            0.4
                                                         -----          -----                    -----          -----
Total revenues                                           100.0          100.0                    100.0          100.0

Costs and expenses:
    Store operating expenses                              74.7           80.0                     80.2           87.2
    Selling, general and administrative                    8.0            7.8                      8.5            8.5
    Cost of product sales                                  7.4            8.8                      6.6            8.4
    Amortization of intangibles                            1.5            2.3                      1.7            2.3
                                                         -----          -----                    -----          -----
Total cost and expenses                                   91.6           98.9                     97.0          106.4
                                                         -----          -----                    -----          -----
Operating income (loss)                                    8.4            1.1                      3.0           (6.4)

Other income (expense):
    Interest expense                                      (1.8)          (4.2)                    (1.8)          (4.6)
    Other income                                           1.0            0.1                      0.8            0.1
                                                         -----          -----                    -----          -----
Total other income (expense)                              (0.8)          (4.1)                    (1.0)          (4.5)
                                                         -----          -----                    -----          -----
Income (loss) before income taxes                          7.6           (3.0)                     2.0          (10.9)
Income tax expense                                         3.3              -                      1.1              -
                                                         -----          -----                    -----          -----
Net income (loss)                                          4.3 %         (3.0) %                   0.9 %        (10.9) %
                                                        ======          =====                    =====          =====

Nine Months Ended January 31, 1998 Compared to Nine Months Ended January 31,
1999


     Rental revenue.  Rental revenue was approximately $93,494,000 and
     --------------
$168,816,000, or 88.4% and 86.8% of total revenues for the nine months ended January 31, 1998 and 1999, respectively. The increase in rental revenue of $75,322,000 was derived primarily from the 266 video stores acquired from Moovies in March 1998 and from a 2% increase in same store revenues. Rental revenues did not meet management's expectations for the nine months, primarily due to the conversion of the Moovies locations in several significant markets, which was completed during the third quarter, as well as the simultaneous impact during the period of revenue sharing arrangements and copy title depth obtained by competitors in markets where the Company's stores are located. Management expects that future results will be positively impacted by the operation of all of the now fully converted Moovies locations. In addition, the Company is now obtaining additional videocassette product under five direct revenue sharing arrangements with



                                    8 of 16
motion picture studios, allowing it to better compete with larger competitors at a time when all of its Company-owned locations are now operating under the Video Update name and operating system.

     Product sales.  Product sales were approximately $11,703,000 and
     -------------
$24,962,000, or 11.1% and 12.8% of total revenues for the nine months ended January 31, 1998 and 1999, respectively. The increase in product sales of $13,259,000 was primarily a result of product sales by the Moovies video stores acquired in March 1998 and from the sale of videocassettes of the movie "Titanic". The increase as a percentage of total revenues was primarily due to a difference in product mix and high Titanic video sales.

     Service fees.  Service fees were approximately $522,000 and $791,000, or
     ------------
0.5% and 0.4% of total revenues for the nine months ended January 31, 1998 and 1999, respectively.

     Store operating expenses. Store operating expenses were approximately
     ------------------------
$84,821,000 and $169,614,000, or 80.2% and 87.2% of total revenues for the nine months ended January 31, 1998 and 1999, respectively. The increase in store operating expenses of $84,793,000 was primarily the result of the Moovies video stores acquired in March 1998. The increase in store operating expenses as a percentage of total revenues was primarily due to: (i) the timing advantage resulting from revenue sharing arrangements and copy title depth obtained by competitors in the markets where the Company's stores were located; (ii) revenues of a significant number of acquired Moovies locations not yet performing to management's expectations; and, (iii) corresponding higher costs of new video stores prior to revenue reaching maturity during the first two years of operations. Store operating expenses consist of the following (in 000's):

                                                         Nine Months Ended January 31,        Percent of Revenue
                                                            1998             1999            1998            1999
                                                        -------------     ------------   ------------     -----------
Cost of rental revenue                                     $ 25,218         $ 52,909         23.9%           27.2%
Occupancy expenses                                           27,226           53,657         25.7%           27.6%
Compensation and related benefits                            23,529           45,803         22.3%           23.5%
Furniture, fixtures, and equipment expenses                   4,784            9,518          4.5%            4.9%
Other store operating expenses                                4,064            7,727          3.8%            4.0%
                                                           --------         --------         ----            ----
    Total Store Operating Expenses                         $ 84,821         $169,614         80.2%           87.2%
                                                           ========         ========         ====            ====

     Cost of rental revenue was approximately $25,218,000 and $52,909,000, or 23.9% and 27.2% of total revenues for the nine months ended January 31, 1998 and 1999, respectively. Cost of rental revenue reflects the amortization of videocassettes and video games, revenue sharing expenses, and fees paid to videocassette and video game suppliers. The increase of $27,691,000 was primarily attributable to the addition of new release videocassette inventory for new, existing, and the acquired Moovies locations. Cost of rental revenue as a percentage of revenues for future periods may vary based on the Company's purchase of videocassette inventory, which is subject to change based on the Company's rate of expansion, revenue sharing arrangements, studio release schedules and anticipated market demand.

     Occupancy expenses were approximately $27,226,000 and $53,657,000, or 25.7% and 27.6% of total revenues for the nine months ended January 31, 1998 and 1999, respectively. The increase of approximately $26,431,000 was primarily due to the Moovies locations acquired in March 1998.

     Compensation and related benefits were approximately $23,529,000 and $45,803,000, or 22.3% and 23.5% of total revenues for the nine months ended January 31, 1998 and 1999, respectively. The increase of approximately $22,274,000 was primarily due to the Moovies locations acquired in March 1998.

     Selling, general and administrative.  Selling, general and administrative
     -----------------------------------
expenses were approximately $8,948,000 and $16,590,000, or 8.5% and 8.5% of total revenues for the nine months ended January 31, 1998 and 1999, respectively. The increase of approximately $7,642,000 was primarily due to (i) additional personnel and related expenses to support the Company's growth; (ii) outside legal and accounting fees; (iii) upgraded computer and phone systems;
and, (iv) bank service fees related to additional locations.   The Company
anticipates that the


                                    9 of 16
expense as a percentage of revenues will decline in the next year with the Moovies locations now integrated into its operations.

     Cost of product sales.  Cost of product sales was approximately $6,946,000
     ---------------------
and $16,340,000, or 6.6% and 8.4% of total revenues for the nine months ended January 31, 1998 and 1999. The cost of product sales as a percentage of total product sales revenue was approximately 59.4% and 65.5% for fiscal 1998 and 1999, respectively. The increase in the cost of product sales as a percentage of product sales was primarily due to the sale of the Titanic video which was sold at a low margin due to industry competition.

     Amortization of intangibles.  Amortization of intangibles was approximately
     ---------------------------
$1,867,000 and $4,528,000 for the nine months ended January 31, 1998 and 1999, respectively. The increase was primarily attributable to the acquisition of Moovies in March 1998.

     Interest expense.  Interest expense was approximately $1,923,000 and
     ----------------
$8,954,000, or 1.8% and 4.6% of total revenues for the nine months ended January 31, 1998 and 1999, respectively. The increase of $7,031,000 was primarily attributable to interest on increased borrowings under the Company's Senior Facility (as defined below).

     Other income.  Other income was approximately $827,000 and $227,000 for the
     ------------
nine months ended January 31, 1998 and 1999, respectively.

Liquidity and Capital Resources

     The Company has funded its operations to date through cash from operations, the proceeds of prior equity and debt offerings, borrowings under bank facilities, trade credit and equipment leases. The Company's principal capital requirements are for the opening and build out of new superstores and the purchase of video and game rental inventory, each of which varies based on market conditions, expansion plans and conversion of the acquired Moovies stores.

     At January 31, 1999, the Company had cash and cash equivalents of approximately $696,000. The Company uses an unclassified balance sheet in its financial statements, and as a result, does not classify its assets or liabilities as current or noncurrent. If the Company were to use a classified balance sheet, a portion of video and game rental inventories would be classified as noncurrent because they are not assets that are reasonably expected to be completely realized in cash or sold in one year. The acquisition cost of these inventories, however, would be reflected in current liabilities. The Company believes that classification of video and game rental inventories as noncurrent assets would be misleading because it would not indicate the level of assets expected to be converted into cash in the next year as a result of rentals or sales of these videos and games.

     For the nine months ended January 31, 1999 net cash provided by operating activities was approximately $46,662,000. Net cash used in investment activities was approximately $63,067,000 consisting primarily of approximately $50,964,000 for the purchase of video and game rental inventory for existing and new stores and approximately $11,578,000 for new and remodeled stores, and conversion costs associated with acquired stores. Net cash generated from financing activities was approximately $15,668,000 resulting primarily from proceeds under the Company's Senior Facility (as defined below) and a sale/leaseback arrangement.

  In March 1998 the Company completed the acquisition of Moovies, Inc. The Company issued approximately 9.3 million shares of Class A Common Stock in exchange for Moovies common stock. The transaction was treated as a tax-free exchange for federal income tax purposes and recorded under the purchase method of accounting.

  Simultaneous with the closing of the Moovies transaction, the Company announced that a syndicate led by Banque Paribas (the "Senior Facility Lenders") had extended it a $120 million credit/term loan facility (the "Senior
Facility") which was subsequently amended during the second and third quarters of fiscal 1999. This Senior Facility replaced the Company's previous line of credit. The Senior Facility, as amended in the second quarter, consists of the following: (i) two term loans totaling $95.0 million; (ii) a $15.0 million capital expenditure line; and, (iii) a $5.0 million revolving line, reduced from $10.0 million. The Company borrowed the $95.0 million of the two term loans in conjunction with the closing of the Moovies merger and the proceeds were used to: (i) refinance approximately $35,000,000 of outstanding indebtedness including accrued interest under the Company's previous line of credit; (ii) refinance approximately $50,000,000 of indebtedness of Moovies under Moovies' previous credit agreement; and,

                                   10 of 16

(iii) pay transaction fees and expenses relating to the Moovies merger of approximately $10,000,000, (including legal fees, accounting fees, and registration fees). The capital expenditure line is available to fund the conversion of the acquired Moovies stores and integration costs, the opening of new stores, working capital needs, and selected acquisitions. As of January 31, 1999, the Company had $15.0 million outstanding under this facility. The revolving line is available for normal working capital needs. As of January 31, 1999; the Company had $5.0 million outstanding under this facility.

     Amounts borrowed under the Senior Facility bear interest at variable rates based on the "base rate" (i.e. the higher of the federal funds rate, plus 1/2 of 1% or the prime commercial lending rate) or the interbank Eurodollar rate (approximately 7.75% and 4.88% per annum, respectively as of January 29, 1999) plus an applicable margin rate that could range from 2.75% to 4.5%. Amounts outstanding at January 31, 1999 had a weighted average rate of 9.35%.

     The Senior Facility includes negative, affirmative and financial covenants including, but not limited to, minimum pretax earnings, minimum free cash flow, minimum net worth, maximum indebtedness, maximum leverage, minimum fixed charge coverage, minimum revenue, a prohibition or restriction on capital expenditures, debt and guarantees, liens and encumbrances on any property, mergers, consolidations, investments, advances, divestitures, change of business or conduct of business, joint ventures, partnerships, the creation of new subsidiaries, dividends, distributions, repurchases or redemptions of outstanding stock (including options or warrants), the voluntary prepayment, repurchase redemption or defeasance of debt, and the acquisition, sale or transfer, lease or sale-leaseback of assets. The Senior Facility is secured by substantially all of the Company's assets as well as by pledges of its stock in its subsidiaries, which subsidiaries also have provided guarantees of the Company's obligations.

     As a result of its expected results for the first quarter of fiscal 1999, the Company sought and obtained certain waivers under the Senior Facility for the quarter ended July 31, 1998. During the second quarter of fiscal 1999, the Company and the bank syndicate amended the terms of the Senior Facility to, among other things: (i) reduced the Senior Facility from $120 million to $115 million; (ii) revise certain financial covenants; (iii) modify the terms of the capital expenditure line to allow usage for working capital needs; (iv) increase the overall interest rate by 0.5%; and, (v) reprice warrants held by the bank syndicate to a more current market price. As a result of its operations for the second quarter of fiscal 1999, the Company was not in compliance with certain financial covenants under the Senior Facility at the end of the second quarter but has since received a waiver and is in compliance with the amended covenants for the quarter ended January 31, 1999. In January and March 1999, the Company and the Senior Facility Lenders amended the terms of the Senior Facility to, among other things: (i) revise certain financial covenants; (ii) increase the overall interest rate by 0.25%; and, (iii) defer the January 31, 1999 principal payments to April 30, 1999. In connection with the waiver and amendments under the Senior Facility, the Company has agreed to seek additional junior financing, including but not limited to a subordinated debt financing, of at least $15 million in gross proceeds on or before May 31, 1999, with the proceeds of such financing to be used for working capital and possible expansion. The Company is working towards obtaining a commitment for such financing, the form and structure of which must be satisfactory to the Senior Facility Lenders, but no assurances can be given that such a financing can be completed: (i) on terms that are satisfactory to the Company and the Senior Facility Lenders, or (ii) on a timely basis, if at all. Failure to obtain the additional junior financing on a timely basis could cause the Company to incur increased interest rates and fees and to be in default under the Senior Facility. The Company intends to seek additional deferrals of principal payments due April 30, 1999 under the Senior Facility. Moreover, no assurances can be given that future waivers, deferrals, or amendments will be obtained if the Company is unable to maintain a level of operations necessary to meet the covenants and requirements of the Senior Facility. If the Company is unable to maintain such a level of operations, it will be required to reduce its overall expenditures and expansion plans to comply with the covenants and requirements of the Senior Facility. Additionally, any failure by the Company to maintain its level of operations within the covenants and requirements of the Senior Facility could cause the Company to be in default thereunder, allowing the lenders to take legal action against the Company, including but not limited to, the immediate acceleration of payment of borrowed funds, which could materially and adversely affect the Company's operations. The immediate acceleration of debt thereunder or the lack of further borrowing capacity, in whole or in part, would have a material adverse effect on the Company's operations and financial condition.

  In November 1998, the Company entered into a sale/leaseback arrangement with respect to certain of its furniture, fixtures, equipment and signage used in selected retail locations. Under the arrangement the Company obtained approximately $5.0 million.


                                   11 of 16

     During the remainder of fiscal 1999, the Company expects to continue its focus on maximizing the operating efficiencies of its existing and previously acquired locations and on completing the build out of new stores in locations for which the Company has signed lease commitments, rather than on aggressively expanding with new superstores in additional metropolitan areas where it does not presently have locations. The Company has maintained a longstanding and satisfactory relationship with its primary product vendors and has negotiated extended payment terms with several of these vendors. The loss of its primary product vendors could have a material adverse effect on the Company. In addition to such traditional product purchase relationships, the Company also recently entered into five direct revenue sharing arrangements with major motion picture studios, which agreements allow the Company to obtain videocassette rental product directly from the studios under arrangements that involve a sharing of revenues over the first months of the release of a movie title on videocassette. The Company expects that such arrangements will allow its locations to offer a greater number of titles and copies of new releases than it would have obtained under traditional inventory purchasing arrangements, allowing it to lower the cost of inventory and compete better with larger competitors as well as independently owned locations. Given that the Company has recently entered into such revenue sharing arrangements, no assurances can be given as to the impact on the Company's operations or that such arrangements will allow the Company to achieve its intended results.

     Assuming the Company is able to maintain a satisfactory relationship with its selected vendors and its bank lenders, the Company expects that cash from operations, trade credits, equipment leases, available revenue sharing arrangements, and available borrowing under the Senior Facility will be sufficient to fund future inventory purchases and other working capital needs for the next twelve months, although no assurances can be given that the Company will not require additional sources of financing as a result of store openings or build outs currently in progress, disappointing operating results, unavailability under the Senior Facility as a result of disappointing operating results, or unanticipated cash needs or opportunities. In fact, in connection with the waiver and amendments under the Senior Facility, the Company has agreed to seek additional junior financing, including but not limited to a subordinated debt financing, of at least $15 million in gross proceeds on or before May 31, 1999, with the proceeds of such financing to be used for working capital and possible expansion. The Company is working towards obtaining a commitment for such a financing, the form and structure of which must be satisfactory to the Senior Facility Lenders, but no assurances can be given that such a financing can be completed: (i) on terms that are satisfactory to the Company and the Senior Facility Lenders, or (ii) on a timely basis, if at all. Failure to obtain the additional junior financing on a timely basis could cause the Company to incur increased interest rates and fees and to be in default under the Senior Facility. Moreover, if the Company is unable to obtain such additional financing, the Company may be required to reduce its overall expenditures and the Company's ability to maintain or expand its current level of operations could be materially and adversely affected.

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

     Reference to Private Securities Litigation Reform Act: Statements made by the Company that are not historical facts are forward looking statements that involve risks and uncertainties. Actual results could differ

                                   12 of 16
materially from those expressed or implied in forward looking statements. All such forward looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause financial performance to differ materially from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), including the acquisition of Moovies, changes in business strategy or development plans, new store openings, availability of products, availability of financing, competition, management, ability to manage growth, loss of customers, weather (particularly on weekends and holidays), consumer acceptance of new release videocassette titles, and a variety of other factors. Further information on these and other risks is included in the Company's Annual Report on Form 10-K for the year ended April 30, 1998.


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

     The Company's information services group has been coordinating the Company's internal year 2000 compliance efforts and has identified all computer-based systems and applications (including embedded systems) the Company uses in its operations that might not be year 2000 compliant. The Company is determining what modifications or replacements will be necessary to achieve compliance; implementing any necessary modifications and replacements; conducting tests necessary to verify that the modified systems are operational; and transitioning the compliant systems into the regular operations of the Company. The Company estimates that these actions with respect to systems that it believes would have a material effect on the business are approximately 70% complete. The Company estimates that all critical systems and applications will be year 2000 compliant by June 1999.

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

     Through January 31, 1999, the Company has expended approximately $371,200 to address year 2000 compliance issues. The Company estimates that it will incur an additional $2,323,900 for a total of approximately $2,695,100 to address year 2000 compliance issues, which includes the estimated costs of all modifications, testing and consultant fees.


                                   13 of 16

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

     The Company's video and game rental business may be affected by other factors, including acquisitions by the Company of existing video stores, additional and existing competition, marketing programs, weather, special or unusual events, variations in the number of superstore openings, and other factors that may affect retailers in general.

     The Company depends significantly on availability and consumer acceptance of new release videocassette titles available for rental. To the extent that available new release titles fail to stimulate consumer interest and retail traffic, operating results could be materially adversely affected.


PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

     In connection with the acquisition of the assets of Videoland, Inc. ("Videoland") in November 1995, the Company issued 239,163 shares of its Class
A Common Stock (the "Videoland Shares") to the sellers of the assets of Videoland (the "Videoland Sellers"). With respect to the Videoland Shares, the Company agreed to make a deficiency payment in October 1996 to the Videoland Sellers if the gross proceeds received by such sellers from the sale of the Videoland Shares during the six months from March 1996 through September 1996 is not equal to the number of shares of Videoland Shares sold multiplied by $12.00. The Videoland Sellers were subject to certain "lockup" or sale restrictions as a condition to any deficiency payment. The Company initiated an action in federal district court in Minnesota for a declaratory judgment that the Videoland Sellers are not entitled to any deficiency payment in light of the failure by such sellers to comply with the lockup or sale restrictions. In January, 1998, the court entered a judgment against Video Update in the amount of $1,220,403 plus interest from October, 1996, and attorney's fees. The Company believes it has meritorious grounds for its appeal, which is currently pending. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action (Case No. 3-96-
735).

     In May, 1998, Rousnam Video, Inc., a Michigan corporation and Hani (Al) Monsour (collectively "Monsour") filed a lawsuit in state court (Macomb County Michigan) claiming amounts due pursuant to post-closing adjustments contemplated in connection with an Asset Purchase Agreement among Monsour and Moovies, Inc. dated as of March 14, 1997, and the alleged default on a Promissory Note among Monsour and Moovies, Inc. in the amount of $2,000,000 which is currently reflected in notes payable. The trial court has ruled in favor of the plaintiffs on a motion for summary judgment, and a judgment for $2,370,195 has been entered against the Company. The Company believes it has meritorious grounds for its appeal which is currently pending, although assurances cannot be given as to the outcome of such action. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action (Case No. 98-1998-CK).

     In May, 1998, four stockholders filed suit in the US District Court for the Central District of California. The Plaintiff stockholders allege that Mr. Potter and the Company made false and misleading statements or omitted material information about the Company and the video industry during the period April, 1995 to September, 1996, the date of its subsequent public offering. Plaintiffs are seeking "at least the sum of $967,967," plus interest, additional damages and attorneys' fees. The Company and Mr. Potter believe that the claims are unsubstantiated, without merit and they intend to defend the matter vigorously. A motion to dismiss the First Amended Complaint was granted, but the court allowed Plaintiffs to re-file. At present, the Second Amended Complaint has been filed.
                                   14 of 16

     The Company has filed a renewed motion to dismiss. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action (Case No. SACV 98-415 GLT-ANx).

     In August, 1998, the Company filed suit in federal court in Oregon against Rentrak Corporation, an Oregon Corporation. The Company alleges that Rentrak has violated the federal antitrust law, given Rentrak's position in the market and its exercise of monopoly power. Rentrak's motion for summary judgment on the Company's antitrust claims was denied last month, with discovery in the matter now set for at least the next six months. The federal court also rejected Rentrak's motion for $4.4 million in fees and interest, which had been interposed as a counterclaim by Rentrak after the Company initiated its antitrust claims. Rentrak has indicated that it intends to renew its motions following discovery and to pursue its claims against the Company. The Company intends to pursue its claims aggressively, although assurances cannot be given as to the outcome of this matter. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action (Case No. CV 98-1013-HA)

     In addition to the above, the Company is involved in various legal proceedings arising during the normal course of conducting business. Management believes that the resolution of these proceedings will not have any material adverse impact on the Company's financial statements.

                                   15 of 16

Item 6.   Exhibits and Reports on Form 8-K

          A.  Exhibits.  The following exhibits are filed herewith:
              ---------

              Exhibit No.    Title
              -----------    -----

                  10.1     Third Amendment to Credit Agreement

                  10.2     Fourth Amendment to Credit Agreement

                  10.3     Fifth Amendment to Credit Agreement

                  27       Financial Data Schedule



          B.  Reports on Form 8-K.
              --------------------

              A report on Form 8-K dated January 25, 1999 was filed by the Company on February 3, 1999.




                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                VIDEO UPDATE, INC.

Date:  March 17, 1999:          By:  /s/Daniel A. Potter
                                   -----------------------------------------
                                         Daniel A. Potter,
                                         Chief Executive Officer and
                                         Chairman of the Board of Directors


Date:  March 17, 1999:          By:  /s/Dale E. Lauwagie
                                   -----------------------------------------
                                         Dale E. Lauwagie
                                         Chief Financial Officer


                                   16 of 16