Form 10-K
period 1999-04-30
VIDEO UPDATE INC
filed 1999-08-13
CIK 920042

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------

                                   FORM 10-K

  (Mark one)

[X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 (No fee required)

  For the fiscal year ended April 30, 1999, or

[_]Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 (No fee required)

  For the transition period from        to

  Commission file number 0-24346

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

                                (651) 312-2222
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                     Class A Common Stock, $.01 Par Value
                               (Title of class)

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

  Aggregate market value of registrant's voting stock held by non-affiliates as of July 29, 1999: Class A Common Stock, $.01 par value: $18,484,758 based on a closing price of $0.6875 per share.

  Number of shares outstanding of each of the registrant's classes of common stock, as of July 29, 1999: Class A Common Stock, $.01 par value: 29,278,457 shares.

               Disclosure Regarding Forward Looking Statements:

  Note: The discussions in this Form 10-K contain forward looking statements that are subject to risks and uncertainties. The actual results of Video Update, Inc. and subsidiaries (the "Company") could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K. Statements contained in this Form 10-K that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for fiscal 2000 and beyond to differ materially from those expressed or implied in any forward looking statements made by, or on behalf of, the Company.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

General

  Video Update, Inc. ("Video Update" or the "Company") owns and operates video specialty stores throughout North America. As of April 30, 1999, the Company owned and operated 652 stores located in 31 states and five provinces in Canada and franchised 55 additional video specialty stores predominantly in the United States. As of April 30, 1999, 485, or approximately 92%, of the Company's stores in the United States, and 124, or approximately 98% of the Company's Canadian stores, were superstores, defined as retail video stores that carry more than 7,500 rental units. The Company believes that, as of the end of its most recent fiscal year, it is the third largest video specialty retailer in the United States and the third largest video specialty retailer in Canada based on the number of superstores it operates. Video Update stores in the United States and Canada offer on average approximately 11,500 and 9,300 rental units, respectively, including multiple copies of new and popular movie releases and video games, in a visually appealing and customer friendly layout.

  The Company franchised its first store in January 1983 and opened its first Company-owned store in September 1989. By July 1994, when the Company completed its initial public offering, the Company had grown to 15 Company-owned stores and 30 franchised stores and had developed a cost-effective superstore format that distinguished the Company from other video retailers by providing it with the flexibility to expand into desirable sites in both small and large markets without compromising profitability, or decreasing the number of viable markets into which it could expand. During fiscal 1998, the Company rapidly grew in size from 343 to 681 Company-owned stores. During this period, the Company acquired 267 video stores in its acquisition of Moovies, Inc., ("Moovies") opened 84 new video superstores and closed 13 stores, including stores closed related to acquisitions. During fiscal 1999, the Company opened 16 new video superstores and closed 45 stores (see Notes to the Consolidated Financial Statements: Note 3 "Moovies, Inc. Acquisition" and Note 4 "Provision for Store Closings and Other Charges" for discussions on 41 planned store closings as of April 30, 1998). Same store sales during fiscal 1999 increased by approximately 2%. As a result of the Moovies acquisition, new superstore openings and increases in same store sales, the Company's revenues increased from approximately $156,154,000 in fiscal 1998 to approximately $254,096,000 in fiscal 1999.

 The Home Video Industry

  The home video retail industry has experienced significant growth over the last several years. According to industry reports, gross rental revenues for the home video industry in the United States have grown from approximately $2.6 billion for rentals in 1985 to approximately $8.0 billion for rentals in 1998. Industry reports also show that over 83% of the approximately 99 million American households owning televisions also owned a VCR and that nearly one quarter of all Americans make a trip each week to their video store. Industry reports project that U.S. video rentals will grow to $9.7 billion in 2002 and that VCR penetration of U.S. television households will exceed 87%. In 1998 a record number of approximately 18.8 million VCR's were sold in the United States. Convenience, limited out-of-pocket expense and reliability are all factors that make video rentals the preferred medium of entertainment for millions of customers.

  According to industry reports, the home video market remains the largest single source of revenue to movie studios, accounting for approximately 50% of movie studios' total revenues. Of the many movies produced by major studios and released in the United States each year, relatively few are profitable for the studios based on box office revenue alone. In addition to purchasing box office hits, video specialty stores typically purchase movies on video that were not as successful at the box office because customers will often rent a video that they might not view at a theater. The Company believes that the consumer is more likely to view movies that were not box office hits on a rented video than on any other medium because video specialty stores provide an inviting opportunity to browse and make an impulse choice among a very broad selection of movie titles at a relatively low price. These purchases by the video stores provide the major movie studios with a reliable source of revenue for the majority of their movies. In addition, many of the major studios have entered into revenue-sharing arrangements with a few of the larger national chains, such as Video Update. The Company expects that such revenue-sharing arrangements will allow retailers to offer a greater quantity of titles to meet consumer demand, enhancing the interdependent relationship between the studios and the larger national chains.

  The Company believes that the home video industry remains highly fragmented. The industry has been characterized by significant consolidation and store closings, with larger regional and national chains of superstores acquiring smaller chains. In addition, as the regional and national chains grow through acquisition and new store openings, they gain market share and single store operators are forced to close. Larger superstore chains easily fill the void of fewer stores by providing a wider breadth and depth of videos for rent or sale, superior locations, and cost effective advertising programs along with promotions to drive consumer traffic. The Company believes this consolidation trend will continue based on recognition by store operators because of the competitive advantages that larger organizations enjoy. These advantages include access to working capital, marketing efficiencies, revenue sharing and direct purchasing programs with movie studios, other economies of scale and the enhanced ability to obtain quality retail locations.

  The video retail industry historically includes both rentals and sales of VHS movie cassettes. The consumer market for video movies has primarily been a rental market and the Company's core business. Movie studios determine the suggested retail prices of videos and through their pricing decisions, influence the relative levels of video rentals versus video sales. Videos released at relatively high prices, typically $60 or more, are generally low to middle dollar grossing theatrical box office performers, (one million to $40 million dollars) or direct-to-video productions with no theatrical release. These releases make up the majority of new product and are purchased by video retailers, then made available exclusively through video rentals. Exceptions to the high price rule exist primarily in the genres of children and family product where the mass appeal acceptance of content make it attractive for mass merchants to purchase this product, therefore enticing the movie studios to release it at a lower price (i.e. "A Bugs Life" and "The Rugrats Movie"). Videos released at relatively low prices, typically $15 to $30, are generally high grossing theatrical box office performers (over $40 million dollars). These releases are purchased by video retailers for both sale and rental and may be purchased by consumers at a variety of retail stores including video retailers, mass merchants, electronic superstores, grocery and convenience stores. Low priced releases are attractive rentals to the video retailer because of the relatively few number of rentals required to recover their cost and provide a favorable return despite the extra sales competition from other retail channels. Exceptions to the low price rule exist when content is rated PG-13 or R and mass merchants notify the studios that they will not purchase the title. This exception is more frequent since a majority of high grossing theatrical releases are often of the comedy, drama, action and horror genres that include content of a mature adult theme, making them unacceptable for sale in the mass merchant environment (i.e. "There's Something About Mary" and "Saving Private Ryan"). These exceptions are very favorable to video retailers since the high box office performers initially are only available for rent.

  The Company has recently negotiated direct relationships with several studios to maximize its rental title depth, while reducing its initial inventory investment. Revenue sharing partnerships have been established with several major studios to achieve this objective. Revenue sharing lowers the initial cost of high priced rental product and shares the revenue of each new release rented over an approximate six-month period. This process compensates the studios with a comparable cost per new release copy but only as the Company generates revenues to offset its initial investment. Low priced rental and sale products are purchased outright and are not part of the revenue sharing process. In addition, the Company believes that studios not participating in revenue sharing programs have reduced initial costs of high priced new releases to remain competitive and ensure representation on new release shelves. The Company believes that direct revenue sharing programs are exclusive to the Company and other major national chains, providing it with a distinct purchasing advantage over small chains and single storeowners. The Company believes that small chains and single storeowners do not have information reporting systems or distribution facilities necessary to economically participate in direct studio relationships.

  The Company believes that its direct relationships with movie studios have also strengthened its "movies for sale" category. The ability to purchase low price "for sale" titles direct from the studios at a reduced cost, has allowed the Company to competitively price product with the mass merchants and electronic superstores who have dominated the sell-through market. The Company believes our increased "movies for sale" program will increase revenue during the 1999 holiday season when most movie sales are made for gift giving. In addition, revenue sharing programs that provide extra copy depth on most new release rentals have added significant opportunities for the sale of "previously viewed" movies. Previously viewed movies offer customers the opportunity to purchase their favorite rental movie at a reduced price and often before it is available at other stores for sale. Typically, previously viewed movies are an authorized part of revenue sharing after a specified "no sale" period. Selling previously viewed movies also assists the Company in recouping the initial investment made in each revenue sharing agreement. Previously viewed movies had provided additional revenue in the past, but the Company expects that the added depth of product purchased through revenue sharing programs will add additional revenues.

  The relatively new technology of DVD movies and a growing interest in video game technology has presented new opportunities for revenue growth. The Company expects to expand the presentation of DVD rental sections to over 50% of the stores by the 1999 holiday quarter. The Company also expects to add a "DVD's for sale" section to top performing DVD rental locations. The video game industry is experiencing significant growth and the Company expects that its stores will increase title depth of best renting video games to support this trend. Top performing game rental stores are also expected to add a "games for sale" and "game accessories" section to maximize revenue potential. The Company intends to support the introduction of the new "Sega Dreamcast" 128 bit game format with rentals of both game hardware and software in September 1999. The Company also expects the current game industry leading manufacturers of "Sony Playstation" and "Nintendo 64" (64 bit game formats) to reduce the cost of their hardware game units to boost consumer interest in their product through the 1999 holiday season. Both Sony and Nintendo plan to introduce 128+ bit game hardware and software in the year 2000. The new game hardware technologies are exciting and provide graphics equal to, or superior to, arcade games. The Company strongly believes that these new product introductions will strengthen consumer interest and provide revenue growth opportunities.

  Historically, new technologies have led to the creation of additional distribution channels for movie studios. Movie studios seek to maximize their revenues by releasing movies in sequential release date "windows" to various movie distribution channels. These distribution channels currently include, in release date order, movie theaters, video specialty stores, pay-per-view, basic cable television, and foreign, network and syndicated television. The Company believes that this method of sequential release has allowed movie studios to increase their total revenue with relatively little adverse effect on the revenue derived from previously established channels and that movie studios will continue the practice of sequential release as new distribution channels become available. According to industry experts, many movie studios have recently agreed to extend the length of the exclusive window on many new release videos for video specialty stores from the prior practice of 30 days to between 60 and 90 days and longer. According to industry experts, this window increased an average of five days from 1997 to 1998. The Company believes that the length of time between the movie theater release date and the release date to video specialty stores is getting shorter. The Company believes that studios are also starting to bypass the movie theaters by releasing high quality and popular movie sequels directly to video specialty stores.

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

  Provide Extensive Selection of Videocassette Movies and Games. At April 30, 1999, 485, or approximately 92%, of the Company's stores in the United States and 124, or approximately 98%, of the Company's Canadian stores were superstores. Superstores are video rental stores that have more than 7,500 rental units. The Company believes that an extensive selection of rentals is a key determinant that consumers consider in choosing to visit and patronize a particular video store. The Company tailors the movies and games available for rent in a given store according to the market served by that store. Additionally, catalog videocassette movies (those in release for more than one year) are displayed in a library style (spine-out method) allowing for significantly more videocassettes per square footage of rental space. As a result, in part because of its direct revenue sharing relationships with movie studios, the Company believes that it is able to provide an extensive selection, yet retain greater flexibility than many of its competitors in terms of store size in which it can operate.

  Effectively Manage Inventories. The Company maintains an integrated point of sale ("POS") system that provides it with immediate access to and feedback on records related to, among other things, videocassette movie rentals, individual title performance, category rental performance, shrinkage and overdue rentals. The Company endeavors to convert the POS systems of acquired stores to that of the Company's as quickly as is practicable. The Company utilizes its POS system to manage its inventory turns, purchase new inventory, and balance customer demand and rental trends, all of which the Company believes maximizes each store's profitability.

  Aggressive Marketing. The Company uses aggressive marketing programs to attract new customers and increase the frequency of rentals by current customers. The Company's long-time popular "Two-for-$.99 Tuesday" rental promotion is used throughout its system and has been effective in building customer loyalty and increasing revenue on a day of the week that historically has not been a significant rental volume day. In fiscal 1999, the Company introduced a "new" 7-day rental promotion that has helped bring in new customers by offering extended viewing periods on slower turning new releases. Seven-day rentals are available on a majority of the videos in our new release section. The 7-day rental new releases are determined by copy turns after approximately a 60-day window of one-day rentals. Another successful program is the 47-cent catalog rental. This catalog promotion creates multiple transactions in select stores and is used periodically to promote interest in catalog movie rentals. "Bundle of Savings" is a holiday package designed to enhance holiday quarter (November to January) sales. The bundle includes candy and beverage concessions, new releases, gift certificates and a coupon booklet with value savings on rentals and products for sale. Gift certificates are sold year-round with a significant push in the third fiscal quarter.

  Geographic Concentration. The Company has locations in 31 states and five provinces in Canada. For fiscal year 2000, the Company intends to focus on maximizing the operating efficiencies of these locations and on completing the build out of new stores in locations for which the Company has signed lease commitments, rather than on aggressively expanding with new superstores in additional metropolitan areas where it does not presently have locations. The Company expects that the geographic concentration of its existing stores together with acquired stores will allow the Company to more easily monitor store operations through its regional management offices and to achieve operating efficiencies in inventory management, marketing, distribution, training and store supervision. Because the Company operates multiple stores, it is able to receive relatively large aggregate cooperative advertising credits from its distributors and direct suppliers. The Company receives cooperative advertising credits for each store it operates, and by operating multiple stores in a single geographic market, it can more effectively use cooperative advertising credits to maximize the impact of its advertising.

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

Business Strategy

  During fiscal 1998, the Company grew in size from 343 to 681 Company-owned stores, including the acquisition of 267 stores from Moovies, Inc. in March 1998. As of the end of fiscal 1999, the Company owned and operated 652 stores, including 55 franchised stores. As a result of acquisitions and the previous rapid growth rate, for fiscal 2000 the Company intends to focus on maximizing the operating efficiencies of the acquired locations as well as its existing locations. The key elements of the Company's business strategy include the following:

  Capitalize on revenue-sharing. Revenue-sharing will permit the Company to cost-effectively stock more copies of new releases than previously. The Company has initiated marketing programs designed to communicate to consumers in its trade areas, and especially to members who have exhibited declining rental frequency, that it is now stocking numerous copies of new releases, thereby minimizing the likelihood that consumers will not be able to rent desired new titles. Initial data indicates that implementation of revenue-sharing and corresponding copy depth improves the likelihood of a consumer finding an in-stock copy of a desired new release from 35% to over 85%.

  Close underperforming stores. The Company has identified approximately 70 underperforming stores that it plans to close during the next 12 months (see
Note 4 of the Notes to Consolidated Financial Statements for more information on the planned closings).

  Increase prices. The Company is instituting rental price increases of new releases in line with moves by major competitors. The Company believes that the new pricing structure still provides an excellent value to consumers considering the increased copy depth and extended day rental programs.

  Leverage studio marketing dollars. The sale and rental of home videos currently provides studios with approximately 50% of their revenues generated by motion picture entertainment. Following the implementation of revenue-sharing, studios have a further incentive to encourage video rentals. As a result, studios are now spending more advertising dollars to promote their videos by directing customers to visit their local video stores for specific titles, and are rewarding advertising co-op and market development funds to chains with revenue-sharing agreements.

  Targeted Superstore Development. During fiscal 1999, the Company opened 16 new video superstores and closed 45 stores, including stores closed related to acquisitions and the business restructuring plan announced in fiscal 1998. The Company intends to open a limited number of superstores (currently estimated to be no more than 10 new superstores) in fiscal 2000 in its existing markets and selected new markets where attractive opportunities are available. The Company believes that the selection of locations for its superstores has been and will continue to be important to the success of its operations. Important criteria for selection of a new superstore location include density of local residential population, traffic count on roads immediately adjacent to the superstore location, visibility of the superstore to passing motorists, easy accessibility and ample parking. The Company estimates that each new superstore currently requires up to 24 months of operations in order to ramp-up to its expected level of mature operations.

  Targeted Acquisitions. The Company believes that acquiring chains of stores is often the most cost-effective means of entering a new market, particularly when the stores are in desirable locations. The Company also believes that the video rental industry has experienced a recent trend toward consolidation driven by the recognition by store operators of the competitive advantages that larger organizations enjoy in terms of access to working capital, marketing efficiencies and other economies of scale and the enhanced ability to obtain quality retail locations. This trend has created an opportunity for the Company to grow further through acquisitions. The Company believes that it will continue to be presented with attractive acquisition opportunities. The Company's ability to resume an acquisition growth strategy is dependent upon its ability to generate cash flow from operations and to raise additional capital.

  Franchise Operations. Franchised superstores operate under substantially the same hours and methods of operation as Company-owned stores. The Company currently intends to franchise stores primarily in areas where the Company does not expect to pursue new superstore development or acquisitions.

Store Operations and Locations

  Each Video Update store operates under substantially the same plan of operation. Company-owned stores are open 365 days a year with daily hours generally from 10:00 a.m. to 11:00 p.m. Sunday through Thursday and from 10:00 a.m. to 12:00 midnight Friday and Saturday. The Company's stores use a self-service system, whereby customers select products from the shelves and proceed to the checkout counter. Video Update stores in the United States and Canada average approximately 6,000 and 4,800 square feet in size, respectively.

  The Company seeks to locate its stores in geographic areas that will enable it to achieve operating efficiencies in inventory management, advertising, marketing, distribution, training and store supervision. The following table sets forth the locations of existing Company-owned and franchised stores as of April 30, 1999:

                                                Number of   Number of    Total
                                              Company-Owned Franchised Number of
                                                 Stores       Stores    Stores
                                              ------------- ---------- ---------
   Alaska....................................        3         --           3
   Arizona...................................       43         --          43
   Colorado..................................       12         --          12
   Connecticut...............................        3         --           3
   Georgia...................................       36         --          36
   Illinois..................................       25         --          25
   Indiana...................................       25         --          25
   Iowa......................................       21         --          21
   Kentucky..................................      --           20         20
   Michigan..................................       15         --          15
   Minnesota.................................       56           9         65
   Missouri..................................       14         --          14
   Nebraska..................................        4         --           4
   Nevada....................................        7         --           7
   New Hampshire.............................      --            8          8
   New Jersey................................        6         --           6
   New Mexico................................        1         --           1
   New York..................................       11         --          11
   North Carolina............................       35         --          35
   Ohio......................................       30         --          30
   Oklahoma..................................        7         --           7
   Oregon....................................        1         --           1
   Pennsylvania..............................       31           1         32
   South Carolina............................       33         --          33
   South Dakota..............................        5         --           5
   Tennessee.................................        2         --           2
   Texas.....................................       23         --          23
   Utah......................................        3         --           3
   Virginia..................................       27          13         40
   Washington................................       40         --          40
   Wisconsin.................................        6           1          7
   Alberta...................................       60         --          60
   British Columbia..........................       59           3         62
   Manitoba..................................        5         --           5
   Ontario...................................        2         --           2
   Yukon.....................................        1         --           1
                                                   ---         ---        ---
     Total...................................      652          55        707
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

Products

  Videocassette Rental. The core of the Company's revenue is driven by the rental of videocassettes. New release one-day video prices generally range from $2.49-$3.49. New release seven-day prices range from $3.49-$3.99 and catalog movies rent for $1.49. The Company consistently completes market-pricing evaluations to maximize transaction revenue. Aggressive price competition from regional or national competitor chains may reduce new release prices to $1.99 in some markets and reduce catalog videocassettes to as low as 47 cents. The Company believes that its rental prices are competitive with those of other video stores, and its videocassettes are available for one-day and multiple-day rentals to satisfy the shopping habits of all rental consumers.

  The Company's stores generally carry approximately 11,500 and 9,300 videos for rent in its United States and Canadian stores, respectively, representing approximately 8,700 and 6,800 titles, respectively. Movie titles are classified into at least 23 categories, such as "Action," "Drama," "Family," and "Children" and are displayed alphabetically within those categories. These categories are also easily identified by our in-store mask graphic elements. Each category mask graphic depicts a theatrical expression or element that bonds the graphic to the category. These graphic elements are used in promotional and advertising elements and create a unique brand identity for the Company's stores.

  Video Games. In addition to the videocassette rentals, stores also rent video games for use with "Sony Playstation" and "Nintendo 64". A new line, "Sega Dreamcast," will be introduced in September 1999. A "game store" within the store itself is being developed as a test to further develop and maximize the growing game market. The concept is expected to include an expanded selection of games for rent and sale, game decks, game accessories, and a used "Buy, Sell and Trade" program.

  Additional Products. DVD for rental and sell-through is expected to be represented in over 50% of our stores by the end of 1999. Candy, popcorn and beverage concessions are sold internationally and prominently displayed by the service counter with impulse messaging. Concession add-on sales are assisting the Company to increase our average dollars per customer transaction. Test programs on magazines and related accessories items are ongoing. Once the test proves effective, the programs are then rolled out on a national level backed with advertising.

Franchise Operations

  The Company currently intends to franchise superstores in areas where it does not expect to pursue new superstore development or acquisitions.

  The standard Company franchise agreement generally requires the franchisee to pay the Company a continuing monthly royalty fee equal to five percent of the franchisee's gross monthly rental revenue, as calculated under the terms of the franchise agreement. The franchisee is also generally obligated to pay a continuing monthly royalty fee of one percent of gross monthly product revenues derived specifically from the sale of certain video products. The monthly royalty fees are calculated and due from the date that the franchised superstore opens for business. In addition to the royalty payments, franchisees generally are also required to pay a monthly advertising fee equal to one percent of the franchisee's gross monthly revenue for the preceding month.

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

Marketing and Advertising

  The Company promotes new titles and promotions primarily through the use of radio, TV and direct mail. Radio campaigns are enhanced by on-air, store location or cross-promotions. A loyalty/reward direct mail campaign is used to solidify our customer base. During the holiday quarter (November to January) TV advertising enhances the business for both rental and sell-through. Cooperative movie advertising made available by studios or suppliers to promote certain videocassettes generally funds the cost of these campaigns. The in-house magazine, Entertainment Magazine, is published monthly. The magazine identifies the upcoming new releases, new games, sell-through titles and current marketing programs. This newly enhanced glossy magazine ties in the new store graphic elements, reinforcing the Company's identity. The in-store trailer tape played on several monitors reinforces the Company's quarterly promotions between professionally produced movie trailers.

Suppliers

  The Company acquires its inventory of videocassettes and video games and accessories from several videocassette studios and distribution divisions of Ingram Entertainment Inc. ("Ingram") and Video One Canada Ltd. ("Video One").

  The videocassette inventory in each Company-owned and franchised store consists of catalog titles and new release titles. To develop its inventory of titles for store openings, the Company transfers videocassettes from existing stores and purchases videocassettes from suppliers.

  The Company currently purchases new release rental videocassettes at an average cost of approximately $45. The Company believes that, if its relationship with Ingram or Video One were terminated, the Company could obtain videocassettes direct from most suppliers at prices and terms comparable to those available from such entities.

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

  In addition to traditional inventory purchasing, in fiscal 1999, the Company entered into direct license revenue-sharing agreements with several major motion picture studios. Under the terms of the agreements, the Company will share the greater of an agreed-upon percentage of the rental revenue or dollar amount per rental transaction, which percentage declines over a period of weeks following the release of the title for video rental. Some agreements include a nominal up front fee for units purchased or a specified guarantee amount. The Company is aggressively pursuing additional direct licensing revenue-sharing agreements with other studios, although no assurances can be given that such agreements will be obtained.

  The Company believes that such revenue-sharing agreements will be a cost-effective source for larger orders of an individual title, particularly new release titles. Such agreements will enable the Company to order larger quantities, two to five times the normal order, of copies of a particular title to satisfy customer demand than could be cost-effective if the copies were purchased for rental. To obtain the full benefits of such revenue sharing agreements, the Company must correctly identify the new release and other titles that it should offer on this basis. No assurances can be given that the Company will be able to use such revenue sharing agreements to obtain the intended results.

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

  In August 1998, the Company filed suit in federal court in Delaware against Rentrak, alleging that the Rentrak Agreement is in conflict with federal antitrust law, given Rentrak's position in the market and its exercise of monopoly power. Although the Company's claim is not pursuant to or arising from the Rentrak Agreement, a resolution of the action may affect some or all of the provisions of the agreement as well as similar agreements in the video industry or may leave the agreement unaffected. The Company has not ordered any titles from Rentrak under the agreement or otherwise. Further, the court in the action may determine that some or all of any monies paid to Rentrak under the Rentrak Agreement are subject to offset or recoupment (see "Item 3-Legal Proceedings").

Inventory

  New release videocassettes are ordered by the Company and delivered directly to stores where they are offered for rental or sale on the studio release date for the title. Previously viewed inventory for existing and new stores is received, processed and stored in the Company's approximately 34,000 square foot central distribution facility located in St. Paul, Minnesota. New release and previously viewed videocassettes and games are processed for rental according to uniform companywide standards. Each videocassette is removed from its original carton and placed in a standard Video Update rental case with a magnetic security device. Bar codes are then affixed to each videocassette and video game. For previously viewed videocassettes, the artwork from the original carton is cut out and inserted into clear pockets on the standard Video Update rental case for shelf display. For new release videocassettes, the original carton is displayed separately in front of the standard Video Update rental case containing the videocassette.

Competition

  The video rental industry is highly competitive. The Company competes with other video retail stores, including Blockbuster, Inc., a subsidiary of Viacom, Inc. ("Blockbuster") and other superstores, and with supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations, vending machines and other retailers, as well as with noncommercial sources such as libraries. In addition to competing with other video retailers, the Company competes with other leisure-time activities, especially entertainment activities such as movie theaters, sporting events, network television and cable television.

  The Company also competes with other distribution channels for studio movies, including pay-per-view television on basic cable service, which currently offer only a limited number of channels and monthly movie selections. Recently developed digital compression technology combined with fiber optics and other technology will eventually permit cable companies, direct broadcast satellite companies and other telecommunications companies to transmit a much greater number of movies to homes at scheduled intervals throughout the day. Ultimately, these technologies could lead to the availability of movies on demand to the consumer. Certain cable and other telecommunications companies have tested and are continuing to test movie-on-demand services in some markets.

  The Company and its larger competitors, including Blockbuster, have entered into direct revenue-sharing arrangements with several major motion picture studios. Such arrangements could allow these competitors to order and stock a greater number of new release and other titles, thus increasing competition in those areas in which each of the Company and its competitors have retail locations and diminishing the potential benefits of similar revenue sharing arrangements entered into by the Company, which could have a material adverse effect on operations. In addition, certain of the Company's larger, better capitalized competitors may seek to acquire some of the same video specialty stores that the Company seeks to acquire. Such competition for acquisitions would likely increase acquisition prices and related costs and result in fewer attractive acquisition opportunities, which could have a material adverse effect on the Company's growth.

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

Employees

  As of April 30, 1999, the Company employed 6,671 persons, including 6,487 in Company-owned stores and 184 in the Company's corporate, administrative and warehousing operations. Of the employees, approximately 986 were full-time and 5,685 were part-time. The typical required staffing for a Video Update store is 9 to 11 employees, including a store manager. Store managers are supervised by district managers who in turn are supervised by regional managers. Regional managers report directly to the Company's Vice Presidents of Store Operations who in turn report to the Executive Vice President of Store Operations or the Chief Operations Officer. The Company believes that its employee relations are satisfactory.

  The Company has an incentive bonus plan under which store managers are eligible for monthly bonuses. The performance of each manager is evaluated on a variety of criteria, including store revenue, payroll, cash overages and shortages and inventory control.

Item 2. Properties

  The Company leases substantially all of the sites (including buildings and improvements) where its Company-owned video stores are located. The occupancy expense for these sites for the years ended April 30, 1997, 1998 and 1999 was approximately $20,777,000, $39,156,000 and $65,434,000, respectively. These leases generally have a term of three to ten years and provide options to renew for periods ranging from three to five additional years. The Company is generally responsible for real estate taxes, insurance and utilities under all leases (see Note 9 of the Notes to Consolidated Financial Statements "Lease Agreements"). The Company expects that most future video superstores will also occupy leased premises. The Company owns three locations for Company-owned superstores, one of which is subject to a mortgage, (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources").

  The Company's franchisees enter into leases individually for their respective superstore locations. These leases are on terms substantially similar to the terms for Company-owned superstore leases. Generally, the Company does not guarantee and is not a party to such leases.

  The Company's corporate headquarters are located at 3100 World Trade Center, 30 East Seventh Street, St. Paul, Minnesota 55101 and consist of approximately 38,000 square feet of office space. The Company's central distribution facility is located at a different location in St. Paul, Minnesota and consists of approximately 34,000 square feet. The Company's headquarters and distribution facilities are leased pursuant to agreements that expire on October 31, 2001 and August 31, 2001, respectively. In addition, the Company maintains other locations for the offices of district and regional managers and for limited storage purposes. The Company expects that suitable additional space will be available in the Twin Cities area, when needed, on commercially reasonable terms.

Item 3. Legal Proceedings

  In connection with the acquisition of the assets of Videoland, Inc. ("Videoland") in November 1995, the Company issued 239,163 shares of its Class A Common Stock (the "Videoland Shares") to the sellers of the assets of Videoland (the "Videoland Sellers"). With respect to the Videoland Shares, the Company agreed to make a deficiency payment in October 1996 to the Videoland Sellers if the gross proceeds received by such sellers from the sale of the Videoland Shares during the six months from March 1996 through September 1996 are not equal to the number of shares of Videoland Shares sold multiplied by $12.00. The Videoland Sellers were subject to certain "lockup" or sale restrictions as a condition to any deficiency payment. The Company initiated an action in federal district court in Minnesota for a declaratory judgment that the Videoland Sellers are not entitled to any deficiency payment in light of the failure by such sellers to comply with the lockup or sale restrictions. In January 1998, the court entered a judgment against Video Update in the amount of $1,220,403 plus interest from October 1996, and attorney's fees. The Eighth Circuit recently denied the Company's appeal. The Company is exploring further avenues of relief. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action (Case No. 3-96 735).

  In May 1998, Rousnam Video, Inc., a Michigan corporation and Hani (Al) Monsour (collectively "Monsour") filed a lawsuit in state court (Macomb County, Michigan) claiming amounts due pursuant to post-closing adjustments contemplated in connection with an Asset Purchase Agreement among Monsour and Moovies, Inc. dated as of March 14, 1997, and the alleged default on a Promissory Note among Monsour and Moovies, Inc. in the amount of $2,000,000 which is currently reflected in notes payable. The trial court has ruled in favor of the plaintiffs on a motion for summary judgment, and a judgment for $2,370,195 has been entered against the Company. The Company believes it has meritorious grounds for its appeal which is currently pending, although assurances cannot be given as to the outcome of such action. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action (Case No. 98-1998-CK).

  In May 1998, four stockholders filed suit in the US District Court for the Central District of California. The plaintiff stockholders allege that Mr. Potter and the Company made false and misleading statements or omitted material information about the Company and the video industry during the period April 1995 to September 1996, the date of its subsequent public offering. Plaintiffs are seeking "at least the sum of $967,967," plus interest, additional damages and attorneys' fees. The Company and Mr. Potter believe that the claims are unsubstantiated, without merit and they intend to defend the matter vigorously. A motion to dismiss the First Amended Complaint was granted, but the court allowed Plaintiffs to re-file. At present, the Second Amended Complaint has been filed. The Company is in the process of discovery, which is not scheduled to close until December 1999. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action (Case No. SACV 98-415 GLT-ANx).

  In August 1998, the Company filed suit in federal court in Oregon against Rentrak Corporation, an Oregon Corporation. The Company alleges that Rentrak has violated the federal antitrust law, given Rentrak's position in the market and its exercise of monopoly power. Rentrak has counter-claimed for amounts it alleges were owed by Moovies, Inc. prior to the acquisition of Moovies, Inc. by the Company; the Company has denied that any sums are due. Discovery in the matter is now scheduled to be completed in December 1999. The Company intends to pursue its claims aggressively, although assurances cannot be given as to the outcome of this matter. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action (Case No. CV 98-1013-HA).

  On June 20, 1999, Allen Industries, Inc., a North Carolina corporation, filed a lawsuit against the Company claiming approximately $3 million in unpaid invoices arising out of the conversion of various Moovies stores. The Company has asserted that Allen Industries breached its contract and performed defective work. The Company believes that the claims of Allen Industries are unsubstantiated and without merit. The Company intends to defend the matter vigorously. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action (Case No. 1:99CV640).

  On April 12, 1999, Sight and Sound Distributors, Inc., a Delaware corporation, filed a lawsuit in state court (St. Louis County, Missouri) alleging that the Company owes approximately $7.7 million for goods and services purchased from Sight & Sound. The Company filed its answer denying liability and alleging entitlements to off-sets. The Company is in the process of discovery. A required settlement conference has been scheduled for December 20, 1999. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action (Case No. 99CC-001222).

  In addition to the above, the Company is involved in various legal proceedings arising during the normal course of conducting business. Management believes that the resolution of these proceedings will not have any material adverse impact on the Company's financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

  The Company held its Annual Meeting of Stockholders (the "Meeting") on April 26, 1999, at the offices of the Company, 3100 World Trade Center, 30 East Seventh Street, St. Paul, Minnesota to consider and vote upon the following proposals, each of which is more particularly described in the Company's Proxy Statement filed with the Commission on March 31, 1999.

  1. The election of six (6) members of the Company's Board of Directors (the "Board of Directors Proposal"); and

  2. The ratification of the selection of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending April 30, 1999 (the "Auditors Proposal").

  The results of the voting for each of the foregoing proposals at the Meeting were as follows:

  1.The Board of Directors Proposal:

   Daniel A. Potter

   23,231,393 VOTES FOR
   797,281 WITHELD AUTHORITY

   John M. Bedard

   23,249,345 VOTES FOR
   779,329 WITHELD AUTHORITY

   Daniel C. Howard

   23,250,270 VOTES FOR
   778,404 WITHELD AUTHORITY

   Paul M. Kelnberger

   23,249,570 VOTES FOR
   779,104 WITHELD AUTHORITY

   Bernard R. Patriacca

   23,249,770 VOTES FOR
   778,904 WITHELD AUTHORITY

   Theodore J. Coburn

   23,250,170 VOTES FOR
   778,504 WITHELD AUTHORITY

  Accordingly, each of the above-referenced six persons was elected as a member of the Board of Directors.

  2.The Auditors Proposal:

   23,860,016 VOTES FOR
   109,933 VOTES AGAINST 58,725 ABSTAINING

  Accordingly, approval was given for this proposal.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Matters

  From May 1, 1995 until May 7, 1995, the Company's Class A Common Stock was traded on the NASDAQ Small Cap Market. From May 8, 1995 to date, the Company's Class A Common Stock has traded on the NASDAQ National Market System under the symbol "VUPDA." The Company's Class A Common Stock began trading on NASDAQ on July 20, 1994. On April 30, 1999, the closing price for the Class A Common Stock as reported by NASDAQ was $0.7188 per share.

  The Company has been notified by the NASDAQ National Market that its Class A Common Stock is subject to delisting based on the Company's failure to meet certain maintenance criteria including minimum bid price requirements. The Company has provided information to NASDAQ as it makes its decision in this matter. For continued listing, the Company will have to demonstrate to the satisfaction of NASDAQ that it can regain compliance with these particular deficiencies and maintain long term compliance with all applicable maintenance criteria. The Company presented its plan for continued compliance, which includes provisions for a possible reverse stock split of the Company's Class A Common Stock. The NASDAQ decision on delisting will be rendered after consideration of the entire record presented by the Company. Their decision may be entered and effected immediately. No assurances can be given that there will be a favorable NASDAQ ruling, nor that the Company will be in compliance with other NASDAQ National Listing requirements or that its Class A Common Stock will continue to be listed on NASDAQ National Market. In the event of any delisting, the Company expects that its Class A Common Stock would immediately be eligible to trade on NASDAQ's OTCBB ("Over-the-Counter Bulletin Board").

  For the period indicated, the following table sets forth the range of high and low sale prices for the Class A Common Stock as reported on the NASDAQ National Market System.

                             Class A Common Stock

                                                                 High     Low
                                                               -------- --------
     Fiscal 1998
     Quarter ended July 31, 1997.............................. $5 5/16  $3 3/8
     Quarter ended October 31, 1997...........................  3 7/8    2 5/8
     Quarter ended January 31, 1998...........................  3 1/4    1 11/16
     Quarter ended April 30, 1998.............................  3 5/8    2 1/16
     Fiscal 1999
     Quarter ended July 31, 1998..............................  2 31/32  1 3/32
     Quarter ended October 31, 1998...........................  1 3/8      5/8
     Quarter ended January 31, 1999...........................  1 31/32    1/2
     Quarter ended April 30, 1999.............................  1 11/16   17/32

  As of April 30, 1999, there were 341 stockholders of record of the Company's Class A Common Stock.

  During the fiscal year ended April 30, 1999, the Company did not pay any dividends on its Common Stock and management does not anticipate the payment of any dividends to its stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the discretion of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors, including covenants relating to bank indebtedness.

Item 6. Selected Consolidated Financial Data

                                           Fiscal Year Ended April 30,
                          ------------------------------------------------------------------
                           1994      1995      1996(1)       1997      1998(2)     1999(3)
                          -------  ---------  ----------  ----------  ----------  ----------
                                (Dollars in thousands, except per share amounts)
Statement of Operations
 Data:
Revenues................  $ 4,989  $   9,051  $   50,504  $   91,799  $  156,154  $  254,096
Income (loss) from
 continuing
 operations.............  $   301  $     213  $    1,628  $    4,620  $  (14,480) $ (110,371)
Income (loss) per share
 from continuing
 operations, diluted....  $  0.33  $    0.10  $     0.15  $     0.28  $    (0.71) $    (3.77)
Weighted average
 shares(4)..............  904,000  2,226,000  10,663,000  16,262,000  20,412,000  29,278,000
Operating Data:
Increase in same store
 sales(5)...............       26%        21%         16%          5%          2%          2%
Number of stores open at
 end of period:
  Company-owned.........       15         33         204         343         681         652
  Franchised............       31         22          25          30          72          55
                          -------  ---------  ----------  ----------  ----------  ----------
                               46         55         229         373         753         707
                          =======  =========  ==========  ==========  ==========  ==========
Number of Company-owned
 stores:
  Opened during the
   period...............        2          4          35          65          84          16
  Acquired during the
   period...............      --          14         136          74         267         --
  Closed during the
   period...............      --         --          --          --           13          45
Balance Sheet Data:
Total assets............  $ 3,489  $  19,450  $   79,518  $  133,607  $  278,431  $  207,208
Notes payable...........  $ 1,568  $   1,278  $    4,859  $   20,564  $  104,488  $  116,014
Total liabilities.......  $ 2,614  $   4,279  $   18,018  $   42,615  $  169,132  $  210,303
Stockholders' equity....  $   875  $  15,171  $   61,500  $   90,992  $  109,299  $   (3,095)

--------
(1) During the fourth quarter of fiscal 1996, the Company adopted a new method of amortizing videocassette rental inventory. The effect of the change for recognizing salvage value of base stock and the effect of the application of the new method of amortizing videocassette copies in excess of the base stock to May 1, 1995 had the impact, in total, of increasing amortization expense by $2,773,000 and decreasing net income by $1,604,000, or $.15 per share, in fiscal 1996. See Note 2 of the Notes to Consolidated Financial Statements.
(2) During the fourth quarter of fiscal 1998, the Company took significant one-time charges of approximately $17 million. Exclusive of the one-time charges, the net loss would have been $2,701,000 or $0.11 per share.
(3) During the fourth quarter of fiscal 1999, the Company took significant one-time charges of approximately $16 million (see Note 4 of the Notes to the Consolidated Financial Statements) related to additional store closings and $51 million (see Note 2 of the Notes to Consolidated Financial Statements) related to a change in amortization method for Video and Game Rental Inventory. Exclusive of the one-time charges, the net loss would have been $43,607,000 or $1.49 per share.
(4) See Note 1 of the Notes to Consolidated Financial Statements for calculation of weighted average shares for fiscal 1997, 1998 and 1999.
(5) The stores included in same store sales are Company-owned stores that have been owned and operated by the Company for more than 12 months.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion of the financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere herein.

Overview

  The Company franchised its first store in January 1983 and opened its first company-owned store in September 1989. By July 1994, when the Company completed its initial public offering, the Company had grown to 15 Company-owned stores and 30 franchised stores. Subsequently, the Company accelerated its growth and as of April 30, 1999, operates 652 Company-owned stores in 31 states and five provinces in Canada, and has 55 franchised stores predominantly in the United States.

  In March 1998, The Company acquired Moovies, Inc., and its 267 video retail stores. As a result of the acquisition, the results of operations for the year ended April 30, 1999 were reduced by an increase in amortization of goodwill of approximately $2,118,000 (see "Significant Future Charges to Earnings Arising from Amortization of Goodwill" following "Liquidity and Capital Resources" in Item 7 hereof). The Company anticipates that future acquisitions could involve the recording of additional significant amounts of goodwill and deferred charges on its balance sheet.

  In December 1998, the Company's Board of Directors approved a resolution changing the Company's fiscal year-end from April 30 to January 31, effective January 31, 2000.

  The Company generates revenues primarily from the rental of videocassettes and video games, from the sale of products, and from service fees from its franchisees. As reflected in the chart below, rental revenues at Video Update stores have accounted for the substantial majority of the Company's revenues. The Company expects that this trend will continue.

                                                        Fiscal Year Ended April
                                                                  30,
                                                       -------------------------
                                                        1997     1998     1999
                                                       ------- -------- --------
                                                            (In thousands)
   Revenues:
     Rental revenue................................... $83,489 $138,279 $221,238
     Product sales....................................   7,743   17,075   31,915
     Service fees.....................................     567      800      943
                                                       ------- -------- --------
       Total revenues................................. $91,799 $156,154 $254,096
                                                       ======= ======== ========

  Overall revenues, including same store sales, did not meet management's expectations for fiscal 1999, due in significant part to certain factors, including: (i) Moovies locations not performing to management's expectations for the year, being due in large part to a drop in customer traffic as Moovies locations were converted to the Video Update format; and (ii) the timing advantage afforded by direct studio revenue sharing arrangements obtained by some of the Company's largest competitors, including Blockbuster.

  Management is continuing several actions intended to enhance prospects for profitable revenue growth for fiscal 2000. The Company successfully converted all Moovies stores by November 30, 1998. During the 12 months ending April 30, 1999, the Company opened 16 new stores, closed 45 under-performing stores and performed significant conversions on several other stores. During the fourth quarter of 1999, the Company began and completed an extensive analysis of each store's performance and adopted a business restructuring plan to close approximately 70 of its stores. The Company is now obtaining inventory under several revenue sharing arrangements with motion picture studios and is pursuing additional direct revenue sharing arrangements with other studios.

Operating Results

  The table below sets forth the percentage of revenues represented by certain items included in the Company's statement of operations for the periods indicated.

                                               Fiscal Year Ended April 30,
                                              --------------------------------
                                                1997       1998        1999
                                              ---------  ---------   ---------
   Revenues:
     Rental revenue..........................      91.0%      88.6%       87.1%
     Product sales...........................       8.4       10.9        12.6
     Service fees............................       0.6        0.5         0.3
                                              ---------  ---------   ---------
       Total revenues........................     100.0      100.0       100.0
                                              ---------  ---------   ---------
   Costs and expenses:
     Store operating expenses................      76.5       83.2        91.4
     Selling, general and administrative.....       8.6       16.2        10.3
     Cost of product sales...................       4.0        6.3         8.0
     Store closing charge....................       --         3.2         5.8
     Inventory valuation charge..............       --         --         19.9
     Amortization of goodwill................       1.8        1.5         1.8
                                              ---------  ---------   ---------
       Total costs and expenses..............      90.9      110.4       137.2
                                              ---------  ---------   ---------
   Operating income (loss)...................       9.1      (10.4)      (37.2)
   Other income (expense)
     Interest expense........................      (0.9)      (2.8)       (5.4)
     Other income............................       0.5        0.0         0.3
                                              ---------  ---------   ---------
       Total other expense...................      (0.4)      (2.8)       (5.1)
                                              ---------  ---------   ---------
   Income (loss) before income taxes.........       8.7      (13.2)      (42.3)
   Income tax expense (benefit)..............       3.7       (3.9)        1.1
                                              ---------  ---------   ---------
   Net income (loss).........................       5.0%      (9.3)%     (43.4)%
                                              =========  =========   =========

Fiscal 1999 Compared to Fiscal 1998

  Rental revenue. Rental revenue was approximately $221,238,000 and $138,279,000, or 87.1% and 88.6% of total revenues for fiscal 1999 and 1998, respectively. The increase in rental revenue of $82,959,000 was derived primarily from the 267 video stores acquired from Moovies in March 1998 and a 2% increase in same store revenues at the Video Update locations. Rental revenues did not meet management's expectations for the 12 months ended April 30, 1999, primarily due to the conversion of the Moovies locations in several significant markets, which was completed during the third fiscal quarter, as well as the simultaneous impact during the period of revenue sharing arrangements and copy title depth obtained by competitors in markets where the Company's stores are located. Management expects that future results will be positively impacted by the operation of all of the now fully converted Moovies locations. In addition, the Company is now obtaining additional videocassette product under several direct revenue sharing arrangements with motion picture studios, allowing it to better compete with larger competitors at a time when all of its Company-owned locations are now operating under the Video Update name and operating system.

  Product sales. Product sales were approximately $31,915,000 and $17,075,000, or 12.6% and 10.9% of total revenues for fiscal 1999 and 1998, respectively. The increase in product sales of $14,840,000 was primarily a result of product sales by the Moovies video stores acquired in March 1998 and from the sale of videocassettes of the movie "Titanic." The increase as a percentage of total revenues was primarily due to a difference in product mix and high Titanic video sales.

  Service fees. Service fees were approximately $943,000 and $800,000, or 0.3% and 0.5% of total revenues for fiscal 1999 and 1998, respectively. Continuing service fees and royalties from franchisees account for 95% of total service fees from fiscal 1999 and 1998. The increase in service fees of $143,000 was primarily a result of franchises acquired with the Moovies acquisition in March 1998.

  Store operating expenses. Store operating expenses consist primarily of compensation and related expenses, occupancy expenses, and the cost of rental tapes and video games. Operating expenses were approximately $232,287,000 and $129,920,000, or 91.4% and 83.2% of total revenues for fiscal 1999 and 1998, respectively. Store operating expenses do not include a one-time charge to change the amortization policy for rental inventory (see Note 2 "Change in Amortization Method for Video and Game Rental Inventory" to the Consolidated Financial Statements). The increase in store operating expenses of $102,367,000 was primarily the result of the Moovies video stores acquired in March 1998. The increase in store operating expenses as a percentage of total revenues was primarily due to: (i) a sales shortfall arising from the timing advantage of revenue sharing arrangements and copy title depth obtained by competitors in the markets where the Company's stores were located; (ii) revenues of a significant number of acquired Moovies locations not performing to management's expectations; and (iii) corresponding higher costs of new video stores prior to revenue reaching maturity during the first two years of operations. Store operating expenses consist of the following (in 000's):

                           Twelve Months Ended April 30,   Percent of Revenue
                          ------------------------------- ----------------------
                            1997       1998       1999     1997    1998    1999
                          --------- ---------- ---------- ------  ------  ------
Cost of rental revenue..  $  20,317 $   38,689 $   76,044   22.1%   24.8%   29.9%
Occupancy expenses......     22,355     41,596     71,436   24.4%   26.6%   28.1%
Compensation and related
 benefits...............     20,278     38,424     60,055   22.1%   24.6%   23.6%
Furniture, fixtures, and
 equipment expenses.....      3,960      6,313     13,777    4.3%    4.1%    5.5%
Other store operating
 expenses...............      3,295      4,898     10,975    3.6%    3.1%    4.3%
                          --------- ---------- ---------- ------  ------  ------
  Total store operating
   expenses.............  $  70,205 $  129,920 $  232,287   76.5%   83.2%   91.4%
                          ========= ========== ========== ======  ======  ======

  Cost of rental revenue was approximately $76,044,000 and $38,689,000, or 29.9% and 24.8% of total revenues for fiscal 1999 and 1998, respectively. Cost of rental revenue reflects the amortization of videocassettes and video games, revenue sharing expenses, and fees paid to videocassette and video game suppliers. The increase of $37,355,000 was primarily attributable to the addition of new release videocassette inventory for new, existing, and the acquired Moovies locations. Cost of rental revenue as a percentage of revenues for future periods may vary based on the Company's purchase of videocassette inventory and revenue sharing arrangements. These costs are subject to change based on the Company's rate of expansion, studio pricing, minimum buy requirements, studio release schedules and market demand.

  Occupancy expenses were approximately $71,436,000 and $41,596,000, or 28.1% and 26.6% of total revenues for fiscal 1999 and 1998, respectively. The increase of approximately $29,840,000 was primarily due to the Moovies locations acquired in March 1998. The increase as a percentage of total revenues was primarily due to revenues of a significant number of acquired Moovies locations not performing to management's expectations.

  Compensation and related benefits were approximately $60,055,000 and $38,424,000, or 23.6% and 24.6% of total revenues for fiscal 1999 and 1998, respectively. The increase of approximately $21,631,000 was primarily due to the Moovies locations acquired in March 1998.

  Selling, general and administrative. Selling, general and administrative expenses were approximately $26,179,000 and $25,223,000, or 10.3% and 16.2% of total revenues for fiscal 1999 and 1998, respectively. During the fourth quarter of fiscal 1998, the Company recorded the following: (i) a $3,546,000 non-cash, non-tax deductible charge to compensation expense related to the release of 1,170,000 shares of Class B common stock from escrow (see Note 12 "Stockholders' Equity" of the Notes to Consolidated Financial Statements);
(ii) a $7,161,000 charge consisting of a $3,236,000 non-cash charge relating to the restated employment agreements for the Company's Chief Executive Officer and its President, representing amounts to be applied to their existing stock option related loan obligations, and $3,925,000 to be used by the executives primarily to pay income taxes arising from the stock option related transaction; and (iii) $700,000 for previously capitalized bank fees related to the Company's previous Revolving Credit Facility which was repaid prior to its maturity. After giving consideration to these items, expenses were $26,179,000 and $13,816,000, or 10.3% and 8.8% of total revenues for fiscal 1999 and 1998, respectively. The increase of $12,363,000 was primarily due to (i) additional finance and information systems personnel and related expenses to support the Company's growth; (ii) outside legal and accounting fees; (iii) upgraded computer and phone systems; and (iv) bank service fees related to additional locations. The increase in selling, general and administrative expenses as a percent of total revenue was primarily due to (i) higher than expected costs incurred to integrate the Moovies locations; and (ii) sales shortfalls at Moovies locations as they were converted to the Video Update format.

  Cost of product sales. Cost of product sales was approximately $20,257,000 and $9,809,000, or 8.0% and 6.3% of total revenues for fiscal 1999 and 1998, respectively. The cost of product sales as a percentage of total product sales revenue was approximately 63.5% and 57.4% for fiscal 1999 and 1998, respectively. The increase in the cost of product sales as a percentage of product sales was primarily due to the sale of the "Titanic" video which was sold at a low margin due to industry competition.

  Store Closing Charge. During the fourth quarter of 1999, the Company began and completed an extensive analysis of its base store performance and adopted a business restructuring plan to close approximately 70 under- performing stores. This analysis resulted in the Company recording a pretax charge of approximately $16,135,000 to cover lease termination charges, closing costs and asset write-downs for those stores. During the fourth quarter of fiscal 1998, the Company recorded a store closing reserve of approximately $5,082,000 of which approximately $1,337,000 was reversed in fiscal 1999 due to successful negotiation of lease terminations (see Note 4 of the Notes to Consolidated Financial Statements).

  Amortization of goodwill. Amortization of goodwill was approximately $4,471,000 and $2,353,000 for fiscal 1999 and 1998, respectively. The increase was primarily attributable to the acquisition of Moovies in March 1998.

  Interest expense. Interest expense was approximately $13,695,000 and $4,292,000 or 5.4% and 2.8% of total revenues for fiscal 1999 and 1998, respectively. The increase of $9,403,000 was primarily attributable to interest on increased borrowings under the Company's Senior Facility (as defined below).

  Other income (expense). Other income (expense) was approximately $677,000 and $(71,000) for fiscal 1999 and 1998, respectively.

Fiscal 1998 Compared to Fiscal 1997

  Rental revenue. Rental revenue was approximately $138,279,000 and $83,489,000, or 88.6% and 91.0% of total revenues for fiscal 1998 and 1997, respectively. The increase in rental revenues of $54,790,000 was derived primarily from the 267 video stores acquired during the period, from the opening of 71 company-owned stores, net of closings, during fiscal 1998, and from a 2% increase in same store revenues.

  Product sales. Product sales were approximately $17,075,000 and $7,743,000, or 10.9% and 8.4% of total revenues for fiscal 1998 and 1997, respectively. The increase in product sales of $9,332,000 was a result of product sales by the video stores acquired during the period, the opening of 71 Company-owned video stores, net of closings, and an increase in sales of inventory and fixtures to franchisees. The increase as a percentage of total revenues was primarily due to: (i) an increased demand for the purchase of video games, especially in Canada; (ii) the introduction of confection items in selected markets; and (iii) increased sales of holiday videocassettes.

  Service fees. Service fees were approximately $800,000 and $567,000, or .5% and .6% of total revenues of fiscal 1998 and 1997, respectively. Continuing service fees and royalties from franchisees account for 95% of total service fees from fiscal 1998 and 1997. The decrease in service fees as a percentage of total revenues was due to a significant increase in the number of Company-owned stores without a corresponding increase in the number of franchise stores, until 42 franchise stores were acquired in the March 1998 Moovies transaction.

  Store operating expenses. Store operating expenses consist primarily of compensation and related expenses, occupancy expenses, and the cost of rental videos and games. Operating expenses were approximately $129,920,000 and $70,205,000, or 83.2% and 76.5% of total revenues for fiscal 1998 and 1997, respectively. The increase in store operating expenses of $59,715,000 was primarily the result of video stores acquired during the period and the opening of 71 Company-owned video stores, net of closings, during fiscal 1998. The increase in store operating expenses as a percentage of total revenues was primarily due to revenues of new stores not meeting management's expectations due primarily (management believes) to new release titles not generating consumer interest or rental traffic and corresponding higher costs associated with the opening of new video stores prior to revenue reaching maturity during the first two years of operations.

  Compensation and related expenses were approximately $38,424,000 and $20,278,000, or 24.6% and 22.1% of total revenues for fiscal 1998 and 1997, respectively. The increase of $18,146,000 was primarily the result of the video stores acquired during the period and the opening of 71 Company-owned video stores, net of closings, during fiscal 1998.

  Occupancy expenses were approximately $41,596,000 and $22,355,000, or 26.6% and 24.4% of total revenues for fiscal 1998 and 1997, respectively. The increase of $19,241,000 was primarily the result of the video stores acquired during the period and the opening of 71 Company-owned video stores, net of closings, during fiscal 1998.

  Cost of rental revenue were approximately $38,689,000 and $20,317,000, or 24.8% and 22.1% of total revenues for fiscal 1998 and 1997, respectively. Cost of rental revenue reflects the amortization of videocassettes and video games, revenue sharing expenses, and fees paid to videocassette and video game suppliers. The increase of $18,372,000 was primarily the result of video stores acquired during the period and the opening of 71 Company-owned video stores net of closings during fiscal 1998.

  Selling, general and administrative. Selling, general and administrative expenses were approximately $25,223,000 and $7,883,000, or 16.2% and 8.6% of total revenues for fiscal 1998 and 1997, respectively. The increase of $17,340,000 was primarily due to the following significant charges the Company recorded during the fourth quarter of 1998: (i) a $3,546,000 non-cash, non-tax deductible charge to compensation expense related to the release of 1,170,000 shares of Class B common stock from escrow (see Note 12 "Stockholders' Equity" of the Notes to Consolidated Financial Statements); (ii) a $7,161,000 charge consisting of a $3,236,000 non-cash charge relating to the restated employment agreements for the Company's Chief Executive Officer and its President, representing amounts to be applied to their existing stock option related loan obligations and $3,925,000 to be used by the executives primarily to pay income taxes arising from the stock option related transaction; and (iii) $700,000 for previously capitalized bank fees related to the Company's previous Revolving Credit Facility which was repaid prior to its maturity.

  Cost of product sales. Cost of product sales was approximately $9,809,000 and $3,705,000, or 6.3% and 4.0% of total revenues for fiscal 1998 and 1997, respectively. The cost of product sales as a percentage of total product sales revenue was approximately 57.4% and 47.8% for fiscal 1998 and 1997, respectively. The increase in the cost of product sales as a percentage of total product sales was primarily the result of a different mix of products sold in video stores acquired which generally provided smaller margins and lower rebates from concession vendors.

  Amortization of goodwill. Amortization of goodwill was approximately $2,353,000 and $1,613,000, or 1.5% and 1.8% of total revenues for fiscal 1998 and 1997, respectively. The increase of $740,000 was primarily attributable to the increase in goodwill associated with the Company's continuing acquisitions of video stores in the 1998 fiscal year and prior periods and the related amortization thereof.

  Interest expense. Interest expense was approximately $4,292,000 and $892,000, or 2.8% and 0.9% of total revenues for fiscal 1998 and 1997, respectively. The increase of $3,400,000 was primarily attributable to interest on borrowings under the Company's bank line of credit.

  Other income (expense). Other income (expense) was approximately $(71,000) and $461,000, or (0.0)% and 0.5% of total revenues for fiscal 1998 and 1997, respectively. The expense increase of $532,000 was primarily attributable to Moovies acquisition expenses and lower interest income.

Liquidity and Capital Resources

  The Company has funded its operations through cash from operations, the proceeds of prior equity and debt offerings, borrowings under bank facilities, trade credit and equipment leases. The Company's principal capital requirements are for the purchase of rental inventory, payments related to approximately 70 store closings, payments related to aged accounts payable, payments of interest and principal related to the Senior Facility (as herein defined) and the Ingram Note (as herein defined).

  At April 30, 1999, the Company had cash and cash equivalents of approximately $1,235,000. The Company uses an unclassified balance sheet in its financial statements, and as a result, does not classify its assets or liabilities as current or non-current. If the Company were to use a classified balance sheet, a portion of videocassette rental inventories would be classified as non-current because they are not assets that are reasonably expected to be completely realized in cash or sold in one year. The acquisition cost of these inventories, however, would be reflected in current liabilities. The Company believes that classification of videocassette rental inventories as non-current assets would be misleading because it would not indicate the level of assets expected to be converted into cash in the next year as a result of rentals or sales of these videocassettes.

  For the year ended April 30, 1999, net cash provided by operating activities was approximately $60,555,000. Net cash used in investing activities was approximately $71,263,000, consisting primarily of approximately $12,962,000 for new and remodeled stores as well as the conversion of the Moovies stores, and approximately $63,060,000 for the purchase of video and game rental inventory for existing, new stores, and additional Moovies rental inventory. Net cash generated from financing activities was approximately $11,264,000.

  In March 1998 the Company completed the acquisition of Moovies, Inc. The Company issued approximately 9.3 million shares of Class A Common Stock in exchange for Moovies common stock. The transaction was treated as a tax-free exchange for federal income tax purposes and recorded under the purchase method of accounting.

  Simultaneous with the closing of the Moovies transaction, the Company announced that a syndicate led by Banque Paribas had extended it a $120 million senior credit facility (the "Senior Facility"). This Senior Facility replaced the Company's previous line of credit. The Senior Facility consisted of the following: (i) two term loans totaling $95 million; (ii) a $15 million capital expenditure line; and, (iii) a $10 million revolving line. The Company borrowed the $95 million of the two term loans in conjunction with the closing of the merger and the proceeds were used to: (i) refinance approximately $35,000,000 of outstanding indebtedness including accrued interest under the Company's previous line of credit; (ii) refinance approximately $50,000,000 of indebtedness of Moovies under Moovies' previous credit agreement; and (iii) pay transaction fees and expenses relating to the Merger of approximately $10,000,000, (including legal fees, accounting fees, and registration fees). The capital expenditure line was primarily available to fund the conversion of the acquired Moovies stores and integration costs, the opening of new stores and selected acquisitions.

  During the second quarter of fiscal 1999, the Company and the bank syndicate amended the terms of the Senior Facility to, among other things: (i) reduce the Senior Facility from $120 million to $115 million; (ii) revise certain financial covenants; (iii) modify the terms of the capital expenditure line to allow usage for working capital needs; (iv) increase the overall interest rate by 0.5%; (v) add consent fees of $600,000 payable August 12, 1998 and $575,000 payable on August 12, 1999; and (vi) reprice warrants held by the bank syndicate to a more current market price. During the third quarter of fiscal 1999, the Company and the bank syndicate amended the terms of the Senior Facility to, among other things; (i) permit a sale-leaseback transaction; (ii) defer the January 31, 1999 principal payments to March 12, 1999; and (iii) increase the overall interest rate by 0.25%. During the fourth quarter of fiscal 1999, the Company and the bank syndicate amended the terms of the Senior Facility to, among other things; (i) defer the March 12, 1999 principal payments to May 31, 1999; (ii) revise certain financial covenants; and (iii) add a consent fee of $57,500 due on April 30, 1999 and May 15, 1999. As of April 30, 1999, the Company had $15 million outstanding under the capital expenditure line and $5 million outstanding under the revolving line both of which are available to fund working capital needs. As of April 30, 1999 the Company had no further borrowing capacity available under its Senior Facility.

  Effective May 28, 1999, the Company and the bank syndicate amended the terms of the Senior Facility to, among other things; (i) increase the overall Senior Facility with a new tranche of C Term loans in the aggregate amount of $10.5 million maturing June 2006, and bearing 12% interest; (ii) revise certain financial covenants; (iii) revise and defer certain principal payments; (iv) increase the overall interest rate by 0.75%; and (v) reflect the issuance of 7,481,250 warrants at $0.8719 per share expiring June 2006. The Company is using proceeds of the new C Term loans for, among other things, the purchase of rental inventory, payments related to expected store closings, trade payables, and debt service. The Company believes that its relationship with the Senior Facility lenders is satisfactory and that it would be able to obtain any necessary waivers, amendments or modifications to the Senior Facility if the Company's operating performance causes it to fall short of certain financial covenants in the Senior Facility, although no assurances can be given. If the Company is unable to maintain such a level of operations, it will be required to reduce its overall expenditures and expansion plans to comply with the covenants and requirements of the Senior Facility. Additionally, any failure by the Company to maintain its level of operations within the covenants and requirements of the Senior Facility could cause the Company to be in default thereunder, allowing the lenders to take legal action against the Company, including but not limited to, the immediate acceleration of payment of borrowed funds, which could materially and adversely affect the Company's operations. The immediate acceleration of debt thereunder or the lack of further borrowing capacity, in whole or in part, would have a material adverse effect on the Company's operations and financial condition.

  Amounts borrowed under the Senior Facility bear interest at variable rates based on the "base rate" (i.e., the higher of the federal funds rate, plus 1/2 of 1% or the prime commercial lending rate) or the inter-bank Eurodollar rate (approximately 7.75% and 4.99% per annum, respectively as of April 30, 1999) plus an applicable margin rate that could range from .5% to 4.50%. Amounts currently outstanding at April 30, 1999 had a weighted average rate of 9.33%.

  The Senior Facility includes negative, affirmative and financial covenants including, but not limited to, minimum free cash flow, consolidated indebtedness to consolidated free cash flow, maximum leverage, minimum fixed charge coverage, a prohibition or restriction on capital expenditures, debt and guarantees, liens and encumbrances on any property, mergers, consolidations, investments, advances, divestitures, change of business or conduct of business, joint ventures, partnerships, the creation of new subsidiaries, dividends, distributions, repurchases or redemptions of outstanding stock (including options or warrants), the voluntary prepayment, repurchase redemption or defeasance of debt, and the acquisition, sale or transfer, lease or sale-leaseback of assets. The Senior Facility is secured by substantially all of the Company's assets as well as by pledges of its stock in its subsidiaries, which subsidiaries also have provided guarantees of the Company's obligations.

  Also in May 1999, the Company issued Ingram Entertainment Inc., a supplier of rental inventory ("Ingram"), a $14,000,000 subordinated promissory note in respect of outstanding trade payable amounts from the Company. The note (the "Ingram Note") bears interest at a rate of 12% per annum with principal and interest payable monthly over three years. Simultaneous with the issuance of the Ingram Note, the Company issued

Ingram warrants to purchase 1,000,000 shares of Class A Common Stock, at the then market price of $0.81 per share, which warrants expire May 2004.

  In November 1998, the Company entered into a sale/leaseback arrangement with respect to certain of its furniture, fixtures, equipment and signage used in selected retail locations. Under the arrangement the Company obtained approximately $5 million.

  During fiscal 2000, the Company is proceeding with actions intended to enhance prospects for revenue growth and profitability including the closing of approximately 70 identified under-performing locations; and the continued pursuit of additional direct revenue sharing arrangements with motion picture studios. The Company continues to evaluate opportunities to reduce costs and improve revenues. The Company has maintained a longstanding and satisfactory relationship with its primary product vendors and has negotiated extended payment terms with several of these vendors. The loss of its primary product vendors could have a material adverse effect on the Company. The Company will continue to focus on reducing the aged accounts payable with payments, the extension of terms, and negotiated settlements. If the Company is unable to reduce the aged accounts payable to the satisfaction of the trade creditors, it could have a material adverse effect on the Company. Assuming the Company is able to maintain a satisfactory relationship with its selected vendors, its bank lenders, and its trade creditors, the Company expects that cash from operations, trade credits, equipment leases, available revenue sharing arrangements, and available borrowings under the Senior Facility will be sufficient to fund future inventory purchases and other working capital needs for the next twelve months, although no assurances can be given that the Company will not require additional sources of financing as a result of disappointing operating results, or unanticipated cash needs or opportunities. Moreover, no assurances can be given that such additional funds will be available on satisfactory terms, if at all. If the Company is unable to obtain such additional financing, the Company may be required to reduce its overall expenditures and the Company's ability to maintain or expand its current level of operations could be materially and adversely affected.

  Each of Messrs. Potter and Bedard have issued notes to the Company (the "Recourse Notes") in connection with stock option exercises, for approximately $2,080,147 and $1,155,637, respectively, including accrued interest through April 30, 1998. In fiscal 1999, the Recourse Notes accrued additional interest of $147,097 and $81,721 for a total Recourse Note balance of $2,227,244 and $1,237,358 for Messrs. Potter and Bedard, respectively. The Recourse Notes were issued by the executives upon their exercise in August 1995 of 420,000 options granted to them under the Stock Option Plans in May 1995 at an exercise price of $4.3125, the fair market value of the stock on the date the options were granted. The Recourse Notes represent the total exercise price of such options plus amounts advanced by the Company to such executives to satisfy then anticipated tax liabilities. The Recourse Notes, which provide for full recourse against the respective officer's personal assets and Company stockholdings, are evidenced by promissory notes bearing accrued interest at a rate of 8% per annum with payment of principal and interest due on October 4, 1999. In the event that the obligors sell shares of the Company's stock, the net proceeds thereof will be applied to payment, in part or in full, of the Recourse Notes.

  In connection with the restated employment agreements for Mr. Potter and Mr. Bedard, the Board has approved an accrual of bonuses that will be directed primarily to satisfying obligations arising from the Recourse Notes. For fiscal year 1998, bonus payments aggregating $816,580 were awarded as reimbursement of previous payments of principal and interest on the Recourse Notes and accompanying tax liability to the recipients. In addition, the Board has approved the subsequent payment of additional aggregate bonuses of approximately $6,345,000 to be used primarily to satisfy the Recourse Notes, as well as the anticipated income tax liabilities to the executives subject to any required approvals. In fiscal 1999, the Company accrued an additional bonus of $458,000 to be used to satisfy the fiscal 1999 accrued interest related to the Recourse Notes as well as the anticipated income tax liabilities to the executives subject to any required approvals. If such bonuses are not effected, the Recourse Notes will remain outstanding.

  The Company generally does not offer lines of credit or guarantees for the obligations of its franchisees, although on occasion, the Company has made short-term loans to current franchisees. The Company intends to evaluate the possibility of providing loans or limited guarantees for certain franchisee obligations, which in the aggregate are not expected to be material to the Company's financial condition.

  Substantially all Company-owned stores are in leased premises, except for three stores that are located on premises owned by the Company. The Company expects that most future stores will occupy leased premises.

  This Annual Report on Form 10-K contains a number of forward looking statements. Any statements contained herein (including without limitation statements to the effect that the Company or its management "believes," "expects," "anticipates," "plans" and similar expressions) that are not statements of historical fact should be considered forward looking statements. There are a number of important factors that could cause the Company's results to differ materially from those indicated by such forward looking statements. These factors include, without limitation, the following:

 Cash Requirements

  As a result of the one-time charges recorded by the Company and its operating results for the prior quarters, the Company was not in compliance with certain of the financial covenants of its Senior Facility. Although the Company has obtained previous waivers, no assurances can be given that future waivers or amendments will be obtained if the Company is unable to maintain a level of operations necessary to meet the covenants and requirements of the Senior Facility. If the Company is unable to maintain such a level of operations, it will be required to reduce its overall expenditures and expansion plans to comply with the covenants and requirements of the Senior Facility. Additionally, any failure by the Company to maintain its level of operations within the covenants and requirements of the Senior Facility could cause the Company to be in default thereunder, allowing the lenders to take legal action against the Company, including, but not limited to, the immediate acceleration of payment of borrowed funds, which could materially and adversely affect the Company's operations. The immediate acceleration of debt thereunder or the lack of further borrowing capacity, in whole or in part, would have a material adverse effect on the Company's operations and financial condition.

  During fiscal 2000, the Company is proceeding with actions intended to enhance prospects for revenue growth and profitability including the closing of approximately 70 under-performing locations; and the continued pursuit of additional direct revenue sharing arrangements with motion picture studios, which arrangements allow the Company to provide additional copies of rental titles. The Company continues to evaluate opportunities to reduce costs and improve revenues. The Company has maintained a longstanding and satisfactory relationship with its primary product vendors and has negotiated extended payment terms with several of these vendors. The loss of its primary product vendors could have a material adverse effect on the Company. The Company will continue to focus on reducing the aged accounts payable with payments, the extension of terms, and negotiated settlements. If the Company is unable to reduce the aged accounts payable to the satisfaction of the trade creditors, it could have a material adverse effect on the Company. The Company's principal capital requirements are for the purchase of rental inventory, payments related to approximately 70 store closings, payments related to aged accounts payable, payments of interest and principal related to the credit/term loan facility (the "Senior Facility") and the Ingram Entertainment Inc. note, and potential acquisitions that fit its growth strategies. Assuming the Company is able to maintain a satisfactory relationship with its selected vendors, its bank lenders, and its trade creditors, the Company expects that cash from operations, trade credits, equipment leases, available revenue sharing arrangements, and available borrowings under the Senior Facility will be sufficient to fund future inventory purchases and other working capital needs for the next 12 months, although no assurances can be given that the Company will not require additional sources of financing as a result of disappointing operating results, or unanticipated cash needs or opportunities. Moreover, no assurances can be given that such additional funds will be available on satisfactory terms, if at all. If the Company is unable to obtain such additional financing, the Company may be required to reduce its overall expenditures and the Company's ability to maintain or expand its current level of operations could be materially and adversely affected.

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

 Significant Future Charges to Earnings Arising from Amortization of Goodwill

  At April 30, 1999, the Company had approximately $77,715,000 of goodwill on its balance sheet that resulted primarily from the acquisition of video rental stores, which will be amortized over 20 years. The Company expects that its operating results for future quarters over the next 20 years will reflect quarterly, non-cash charges of approximately $1,068,000 for amortization of goodwill from these acquisitions. The Company also anticipates that future acquisitions will involve the recording of a significant amount of goodwill on its balance sheet, which will be amortized over varying periods of time of up to 20 years.

 Competition

  The video rental industry is highly competitive. The Company competes with other video retail stores, including Blockbuster and other superstores, and with supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations, vending machines and other retailers, as well as with noncommercial sources such as libraries. In addition to competing with other video retailers, the Company competes with other leisure-time activities, especially entertainment activities such as movie theaters, sporting events, network television and cable television.

  The Company also competes with other distribution channels for studio movies, including pay-per-view television on basic cable service, which currently offer only a limited number of channels and monthly movie selections. Recently developed digital compression technology combined with fiber optics and other technology will eventually permit cable companies, direct broadcast satellite companies and other telecommunications companies to transmit a much greater number of movies to homes at scheduled intervals throughout the day. Ultimately, these technologies could lead to the availability of movies to the consumer on demand. Certain cable and other telecommunications companies have tested and are continuing to test movie-on-demand services in some markets.

  The Company and its larger competitors, including Blockbuster, have entered into direct revenue-sharing arrangements with the major motion picture studios. Such arrangements could allow these competitors to order and stock a greater number of new release and other titles, thus increasing competition in those areas in which each of the Company and its competitors have retail locations and diminishing the potential benefits of similar revenue sharing arrangements entered into by the Company, which could have a material adverse effect on operations. In addition, certain of the Company's larger, better capitalized competitors may seek to acquire some of the same video specialty stores that the Company seeks to acquire. Such competition for acquisitions would likely increase acquisition prices and related costs and result in fewer attractive acquisition opportunities, which could have a material adverse effect on the Company's growth.

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

 Possible Adverse Effect of New Technologies on the Video Rental Business

  The Company also currently competes with pay-per-view cable television systems. Recently developed digital compression technology combined with fiber optics and other technology will eventually permit cable companies, direct broadcast satellite companies and other telecommunications companies to transmit a much greater selection of movies to homes at scheduled intervals throughout the day. Ultimately, these technologies could lead to the availability of movies-on-demand to the consumer. Certain cable and other telecommunications companies have tested and are continuing to test movie on demand services in some markets. Technological advances could have a material adverse effect on the business of the Company.

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

 Supply Relationships

  In addition to traditional inventory purchasing, the Company has entered into direct license revenue-sharing agreements with major motion picture studios. Under the terms of the agreements, the Company can choose titles that it wants and may obtain them directly from the studios, although the Company remains able to obtain the titles through regular distribution channels on a title by title basis. For each title obtained, the Company will share the greater of an agreed-upon percentage of the rental revenue or dollar amount per rental transaction, which percentage declines over a period of weeks following the release of the title for video rental. The Company was obtaining titles under these agreements during fiscal 1999 and is aggressively pursuing additional direct licensing revenue-sharing agreements with other studios, although no assurances can be given that such agreements will be obtained.

  The Company believes that such revenue-sharing agreements could be a cost-effective source for larger orders of an individual title, particularly new release titles. Such agreements enable The Company to order larger quantities, two to five times the normal order, of copies of a particular title to satisfy customer demand than could be cost-effective if the copies were purchased for rental. To obtain the full benefits of such revenue sharing agreements, the Company must correctly identify the new release and other titles that it should offer in each location on this basis. No assurances can be given that the Company will be able to use such revenue sharing agreements to obtain its intended results.

 Consumer Acceptance of New Release Movie Titles

  The Company depends significantly on availability and consumer acceptance of new release video titles available for rental. To the extent that available new release titles fail to stimulate consumer interest and retail traffic, operating results could be materially adversely affected.

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

 Year 2000 Compliance

  The year 2000 ("Y2K") issue is the result of computer programs that were written using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. To the extent that the Company's (and its vendors' and suppliers') software applications contain source code that is unable to interpret appropriately the upcoming calendar year 2000 and beyond, some level of modification or replacement of such applications will be necessary to avoid system failures and the temporary inability to process transactions or engage in other normal business activities.

  The Company's information services group has been coordinating the Company's internal Y2K compliance efforts and has identified all computer-based systems and applications (including embedded systems) the Company uses in its operations that might not be Y2K compliant. The Company is determining what modifications or replacements will be necessary to achieve compliance; implementing any necessary modifications and replacements; conducting tests necessary to verify that the modified systems are operational; and transitioning the compliant systems into the regular operations of the Company. The Company estimates that these actions with respect to systems that it believes would have a material effect on the business are approximately 80% complete. The Company estimates that all critical systems and applications will be Y2K ready by September 1999.

  The Company is also examining its relationship with certain key outside vendors, suppliers, and others with whom the Company has significant business relationships to determine, to the extent practical, the degree of such outside parties' Y2K compliance. The Company has been contacting such outside parties and attempting to seek assurances that such parties will be Y2K compliant. The Company does not believe that its relationship with any single third party is material to the Company's operations and, therefore, does not believe that the failure of any single third party to be Y2K compliant would have a material adverse effect on the Company. The Company believes that if it, or any third party with whom the Company has a significant business relationship, has a Y2K related systems failure, the most significant impact would likely be the inability, with respect to a store or group of stores, to conduct operations due to a power failure, to deliver inventory in a timely fashion, to receive certain products from vendors or to process electronically customer sales at the store level. The Company does not anticipate that any such impact would be material to the Company's liquidity or results of operations.

  The Company is establishing and implementing a contingency plan to provide for viable alternatives to ensure that the Company's core business operations are able to continue in the event of a Y2K related systems failure. The Company expects to have a comprehensive contingency plan established by October 1999. If the Company's systems are not sufficiently Y2K ready by the end of calendar year 1999 or if the Company does not have an appropriate contingency plan in place at that time, the Company's business, financial condition and results of operations may be materially and adversely affected. Such adverse effects may include, but may not be limited to, the ability to manage store operations, collect revenues from customers, supply stores with inventory, make payments to vendors and suppliers, remit wages to employees, and conduct other essential business-related activities.

  Through April 30, 1999, the Company has expended approximately $1,386,600 to address Y2K compliance issues. The Company estimates that it will incur an additional $1,269,000 for a total of approximately $2,655,600 to address Y2K issues, which includes the estimated costs of all modifications, testing and consultant fees. Y2K costs will be funded through cash from operations and available borrowings under the Senior Facility.

 Franchise Sales

  The sale of franchises is regulated by various state laws as well as by the Federal Trade Commission (the "FTC"). The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration or disclosures in connection with franchise offers and sales. In addition, several states have "franchise relationship laws" or "business opportunity laws" that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. Although the franchising operations are not materially adversely affected, to date, by such existing regulations, the management of the Company cannot predict the effect any future legislation or regulation may have on its business operations or financial condition.

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

 Anti-takeover Effects; Shareholders' Rights Plan; Delaware Law and Certain
   Charter and Bylaw Provisions; Preferred Stock

  The Company's Board of Directors has the authority to issue up to five million shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Class A Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change of control of the Company. In addition, certain provisions in the Company's Certificate of Incorporation and Bylaws containing restrictions on calling special meetings of stockholders and restrictions on amendments to the Bylaws may discourage or make more difficult any attempt by a person or group of persons to obtain control of the Company.

  The Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of
Section 203, a "business combination" includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an "interested stockholder" is a person who, together with affiliates and associates, owns (or within three years prior, did own) 15% or more of a corporation's voting stock.

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

 Volatility of Stock Price

  The market price of the Company's Class A Common Stock has been, and may continue to be, extremely volatile. In addition, prices of stocks of most companies in the video store industry (including Video Update) have been subject to a generally declining trend for approximately the past 36 months. Factors such as new product announcements by the Company or its respective competitors, new digital technologies such as near-video-on-demand and video-on-demand, quarterly fluctuations in operating results, challenges associated with integration of businesses, and general conditions in the data networking market may have a significant impact on the market price of Video Update Class A Common Stock. These conditions, as well as factors which generally affect the market for stocks of retail companies, could cause the price of Video Update Class A Common Stock to fluctuate substantially.

  The Company has been notified by the NASDAQ National Market that its Class A Common Stock is subject to delisting based on the Company's failure to meet certain maintenance criteria including minimum bid price requirements. The Company has provided information to NASDAQ as it makes its decision in this matter. For continued listing, the Company will have to demonstrate to the satisfaction of NASDAQ that it can regain compliance with these particular deficiencies and maintain long term compliance with all applicable maintenance criteria. The Company presented its plan for continued compliance, which includes provisions for a possible reverse stock split of the Company's Class A Common Stock. The NASDAQ decision on delisting will be rendered after consideration of the entire record presented by the Company. Their decision may be entered and effected immediately. No assurances can be given that there will be a favorable NASDAQ ruling, nor that the Company will be in compliance with other NASDAQ National Listing requirements or that its Class A Common Stock will continue to be listed on NASDAQ National Market. In the event of any delisting, the Company expects that its Class A Common Stock would immediately be eligible to trade on NASDAQ's OTCBB ("Over-the-Counter Bulletin Board").

 Inflation

  To date, inflation has not had a material effect on the Company's business. The Company anticipates that its business will be affected by general economic trends. Although the Company has not operated during a period of high inflation, it believes that it would generally be able to pass increased costs resulting from inflation on to customers.

 Recently Issued Accounting Standards

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which was adopted by the Company beginning May 1, 1998. SFAS 130 requires the reporting of comprehensive income and its components in the general-purpose financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in the annual financial statement. The Company has disclosed this information in its Consolidated Financial Statement of Shareholders' Equity.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which was adopted by Video Update in fiscal 1999. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has concluded that the current reportable segments are consistent with the "management approach" methodology outlined in SFAS 131.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for the Company in fiscal year 2001. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. Video Update is currently reviewing the standard and its effect on the financial statements.

  In 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which is effective for fiscal years beginning after December 15, 1998. Management believes the adoption of SOP 98-1 will not have a material effect on the Company's financial statements.

  In 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-up Activities" which is effective for fiscal years beginning after December 15, 1998. This SOP requires that companies expense start-up costs and organizational costs as they are incurred. Management believes the adoption of SOP 98-5 will not have a material effect on the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

  The Company is subject to interest rate risk associated with its debt instruments. The market risk inherent in the Company's debt instruments represents the increased interest costs arising from adverse changes in interest rates (primarily LIBOR and prime bank rates). The Company is party to financial instruments with off-balance-sheet risk which are entered into in the normal course of business to meet its financing needs and to manage its exposure to fluctuations in market rates. These financial instruments include swap agreements and interest rate caps. The instruments involve, to a varying degree, elements of credit and market risk in addition to amounts recognized in the financial statements. The Company does not hold or issue financial instruments for trading purposes (see Note 16 of the Notes to Consolidated Financial Statements).

  The Company operates internationally in Canada, and thus is subject to potentially adverse movements in foreign exchange currency rate changes. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on inter-company foreign currency denominated balance sheet positions. Historically, the effect of movements in the exchange rates have been immaterial to the consolidated operating results of the Company.

Item 8. Financial Statements and Supplementary Data

  The following financial statements are filed as part of this report.

                                                                          Page
                                                                          ----
   Reports of Independent Auditors.......................................  F2
   Consolidated Balance Sheets as of April 30, 1998 and 1999.............  F4
   Consolidated Statements of Operations for the years ended April 30,
    1997, 1998 and 1999..................................................  F5
   Consolidated Statements of Stockholders' Equity for the years ended
    April 30, 1997, 1998 and 1999........................................  F6
   Consolidated Statements of Cash Flows for the years ended April 30,
    1997, 1998 and 1999..................................................  F7
   Notes to Consolidated Financial Statements............................  F8

Item 9. Changes in Registrant's Certifying Accountant

  Effective January 28, 1999, the Company retained Deloitte & Touche LLP as its independent public accountants. On that same date, the Company terminated the engagement of Ernst & Young LLP as its independent public accountants. The engagement of Deloitte & Touche LLP was recommended by the audit committee of the Company's Board of Directors and approved by the Board of Directors (the "Board").

  The audit reports of Ernst & Young LLP on the Company's financial statements for each of the past two fiscal years ended April 30, 1997 and 1998 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

  In connection with the audits of the Company's financial statements for each of the two fiscal years ended April 30, 1997 and 1998, and in the subsequent interim period, there were no disagreements between the Company and Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the audited financial statements.

  In connection with the audits of the Company's financial statements for each of the two fiscal years ended April 30, 1997 and 1998, and in the subsequent interim period, there were no reportable events (as defined in Item 304 of Regulation S-K) with Ernst & Young LLP. During such periods the Company has not consulted Deloitte & Touche LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (ii) any matter that was either the subject of a disagreement or a reportable event (each as defined in Item 304 of Regulation S-K).

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

Background

  The Directors and executive officers of the Company, their positions held in the Company, and their ages are as follows:

                                       Age               Position
       Name                            ---               --------
   Daniel A. Potter...................  41 Chairman and Chief Executive Officer
   John M. Bedard.....................  41 President and Director
   Daniel C. Howard...................  38 Chief Operations Officer and Director
   Dale E. Lauwagie...................  40 Chief Financial Officer
   Richard Bedard.....................  45 Executive Vice President
   Michael G. Schifsky................  43 Senior Vice President
   Theodore Coburn....................  46 Director
   Paul M. Kelnberger.................  55 Director
   Bernard R. Patriacca...............  55 Director

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

  Dale E. Lauwagie, Chief Financial Officer. Mr. Lauwagie has served as the Company's Chief Financial Officer since November 1998. From February 1997 to November 1998, Mr. Lauwagie served as Vice President of Finance for Mycogen Corporation ("Mycogen"), a publicly held agricultural and biotechnology company acquired by Dow Chemical Company in October 1998. From July 1994 to January 1997, he served as controller of Mycogen. Mr. Lauwagie also served in various finance related positions from 1986 to 1994 for Burlington Northern, Inc., a publicly held company involved in railroads, oil and gas, real estate and minerals. From 1981 to 1986 he was with KPMG Peat Marwick in Minneapolis, Minnesota, attaining the level of Audit Supervisor. Mr. Lauwagie is a certified public accountant and holds a B.S. degree in accounting from St. Cloud State University, Minnesota, and an M.B.A. in finance from the University of St. Thomas, Minnesota.

  Richard Bedard, Executive Vice President. Mr. Bedard has served as an Executive Vice President of the Company since September 1995. From 1986 to 1995, he served as the Company's Vice President of Franchise Development. Mr. Bedard is the brother of John M. Bedard, the Company's President and a Director.

  Michael G. Schifsky, Senior Vice President. Mr. Schifsky has served as Senior Vice President since 1998. Mr. Schifsky served as Vice President of Store Development since rejoining the Company in 1990 until 1998. Mr. Schifsky has also served as a District Manager of the Company from 1984 to 1988.

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

  Bernard R. Patriacca, Director. Mr. Patriacca has served as a Director since April 1997. Since November 1997, he has served as the Vice President and Controller of Summit Technology, Inc., a publicly held developer, manufacturer and seller of opthalmic laser systems and related products designed to correct vision disorders. Since 1994, he also has served as Vice President of Errands Etc., Inc., a privately held homeowner's personal service company. From 1973 to 1991, Mr. Patriacca served in various capacities at Dunkin' Donuts Incorporated, including Chief Financial Officer and Director. From 1991 to 1994, Mr. Patriacca held senior financial management positions at several privately held consumer services companies. Mr. Patriacca is a certified public accountant and holds Bachelor's and Master's degrees in finance and accounting from Northeastern University. Mr. Patriacca is a member of the audit committee and executive compensation committee.

  Theodore J. Coburn, Director. Theodore J. Coburn has been a director of the Company since March 1998. Mr. Coburn served as a director of Moovies, Inc. from June 1995 to March 1998. Since 1991, Mr. Coburn has been a partner and a director of Brown, Coburn & Co., an investment banking firm. From 1986 until 1991, he was a Managing Director of Global Equity Transactions Group and a member of the Board of Directors of Prudential Securities. From 1983 to 1986 Mr. Coburn served as Managing Director of Merrill Lynch Capital Markets. Mr. Coburn serves as a director of Measurement Specialties, Inc., a publicly held company and as a director of Ariel Corporation, a publicly held company. Mr. Coburn also serves as a director of the Nicholas-Applegate Fund, Inc. He also serves as a director of the Emerging Germany Fund. Mr. Coburn received his B.S. from the University of Virginia in 1975 and an M.B.A. from Columbia University Graduate School of Business in 1978 and holds master's degrees from Harvard University Graduate School of Education and its Divinity School. Mr. Coburn is a member of the nominating committee.

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

  Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors that no other reports were required, the Company believes that during fiscal 1998, its executive officers, directors and greater than ten percent (10%) beneficial owners complied with all applicable Section 16(a) filing requirements, except that Mr. Schifsky filed an untimely report on Form 4 on January 28, 1999 with respect to a purchase of shares, and F. Andrew Mitchell, a former director of the Company, filed an untimely report on Form 4 on February 1, 1999 with respect to a sale of shares.

Item 11. Executive Compensation.

Summary Compensation Table

  Set forth below is a Summary Compensation Table concerning the compensation of the named executive officers for the last three completed fiscal years.

                          Summary Compensation Table

                                                  Annual               Long Term
                                               Compensation           Compensation
                                     -------------------------------- ------------
                                                                         Awards
                                                                      ------------
                                                                       Securities
                         Fiscal Year                     Other Annual  Underlying   All Other
                            Ended     Salary    Bonus    Compensation Options/SARs Compensation
   Name and Principal     April 30    (1)($)    (2)($)      (3)($)       (4)(#)       (5)($)
      Position (A)           (B)       (C)       (D)         (E)          (G)          (I)
   ------------------    ----------- -------- ---------- ------------ ------------ ------------
Daniel A. Potter........    1999     $360,000 $  294,195  $      --         --       $28,443
 Chairman and Chief         1998     $300,000 $4,603,665  $1,926,973        --       $26,195
 Executive Officer          1997     $300,000 $      --   $      --     300,000      $26,307

John M. Bedard..........    1999     $240,000 $  163,442  $      --         --       $23,168
 President and Director     1998     $200,000 $2,557,590  $1,557,019        --       $27,934
                            1997     $200,000 $      --   $      --     165,000      $17,952

Daniel C. Howard........    1999     $128,400 $      --   $      --         --       $13,841
 Chief Operations           1998     $ 87,890 $      --   $   62,278        --       $12,673
 Officer                    1997     $ 78,000 $      --   $      --      36,000      $ 8,113

Dale E. Lauwagie........    1999     $ 80,208 $      --   $      --      90,000      $ 8,183
 Chief Financial
 Officer(6)

Stephen L. Reynolds.....    1999     $102,083 $      --   $  313,200        --       $18,082
 Chief Financial            1998     $ 56,539 $      --   $   34,800     40,000      $14,259
 Officer(7)

--------
(1) Amounts shown indicate cash compensation earned and received by executive officers; no amounts were earned but deferred at the election of those officers. Executive officers participate in the Company's group health insurance plan.
(2) Amounts shown in 1998 reflect the bonus amounts accrued by the Company in conjunction with Messrs. Potter and Bedard's restated employment agreements. Amounts totaling $524,945 and $291,635 were paid to Messrs. Potter and Bedard respectively in fiscal 1998 as reimbursement of previous payments of principal and interest on their recourse notes to the Company and accompanying tax liabilities. In 1999, the Company accrued bonus amounts for Messrs. Potter and Bedard intended to cover their respective obligations related to Recourse Notes. See Note 8 of Notes to Consolidated Financial Statements.
(3) Amounts for fiscal 1998 reflect the release of 635,755, 513,698 and 20,547 shares of Class A Common Stock from escrow to Messrs. Potter, Bedard and Howard respectively, at the market price on the date of release. The amounts shown in fiscal 1998 and fiscal 1999 for Mr. Reynolds represent change of control payments as a result of the Moovies acquisition.
(4) Amounts shown reflect grants of options to purchase Class A Common Stock pursuant to the Company's Stock Option Plans. During fiscal years 1997 through 1999, the Company made no awards of restricted stock and did not have a long-term incentive plan.
(5) Amounts shown reflect payment for automobile, insurance and other expenses. For Mr. Reynolds, the Company was providing housing for fiscal 1999 and fiscal 1998.
(6) Mr. Lauwagie was appointed Chief Financial Officer of the Company on November 16, 1998. Mr. Lauwagie's base salary was set at $175,000. The amount of $80,208 represents salary earned through April 30, 1999.
(7) Mr. Reynolds was appointed Chief Financial Officer of the Company on January 6, 1998. Mr. Reynolds' base salary was set at $175,000. Mr. Reynolds' resigned as Chief Financial Officer of the Company on November 13, 1998.

Option/SAR Grants in Fiscal Year 1999

  Set forth below is an Option/SAR Grants table concerning individual grants of stock options and SARs made during the last completed fiscal year to each of the named executive officers.

                                                                                          Potential Realizable
                                                                                            Value At Assumed
                                                                                            Annual Rates of
                                                                                              Stock Price
                                                                                            Appreciation For
                                                 Individual Grants                           Option Term(1)
                          --------------------------------------------------------------- --------------------
                                                  Percent of Total
                                                    Options/SARs
                           Number of Securities      Granted to    Exercise of
                          Underlying Options/SARs   Employees in   Base Price  Expiration
                                Granted (#)        Fiscal Year(2)    ($/Sh)     Date(3)     5%($)     10%($)
        Name (A)                    (B)                 (C)            (D)        (E)        (F)       (G)
        --------          ----------------------- ---------------- ----------- ---------- --------- ----------
Daniel A. Potter........             --                 --              --           --         --         --
John M. Bedard..........             --                 --              --           --         --         --
Daniel C. Howard........             --                 --              --           --         --         --
Dale E. Lauwagie (4)....          90,000                5.2%         $1.063     11/23/08     60,166    152,473
Stephen L. Reynolds(5)..             --                 --              --           --         --         --

                     Option/SAR Grants in Fiscal Year 1999
--------
(1) The dollar gains under these columns result from calculations assuming hypothetical growth rates as set by the Commission and are not intended to forecast future price appreciation of the Class A Common Stock.
(2) In fiscal 1999, options to purchase a total of 174,000 shares of the Company's Class A Common Stock were granted to employees of the Company, including executive officers.
(3) These options are subject to earlier termination upon certain events related to termination of employment.
(4) Mr. Lauwagie was appointed Chief Financial Officer of the Company on November 16, 1998.
(5) Mr. Reynolds resigned as Chief Financial Officer of the Company on November 13, 1998.

Aggregated Option/SAR Exercises And Fiscal Year-End Option/SAR Value Table

  Set forth below is a table concerning each exercise of stock options (or tandem SAR's) and freestanding SARs during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options and SARs.

     Aggregated Option/SAR Exercises for Fiscal Year Ended April 30, 1999
                         and FY-End Option/SAR Values

                                                        Number of
                                                        Securities          Value of
                                                        Underlying        Unexercised
                                                       Unexercised        In-The-Money
                                                       Options/SARs       Options/SARs
                             Shares                 at Fiscal Year-End at Fiscal Year-End
                          Acquired on     Value      (#) Exercisable/   ($) Exercisable/
                          Exercise (#) Realized ($)   Unexercisable     Unexercisable(1)
        Name (A)              (B)          (C)             (D)                (E)
        --------          ------------ ------------ ------------------ ------------------
Daniel A. Potter........      --           --        200,000/100,000          --
John M. Bedard..........      --           --         110,000/55,000          --
Daniel C. Howard........      --           --          77,437/16,063          --
Dale E. Lauwagie(2).....      --           --               0/90,000          --
Stephen L. Reynolds(3)..      --           --               32,813/0          --

--------
(1) In-the-money options are those options for which the fair market value of the underlying Common Stock is greater than the exercise price of the option. On April 30, 1999, the fair market value of the Company's Class A Common Stock underlying the options (as determined by the last sale price quoted on the NASDAQ National Market) was $0.719. None of the options listed under column D were in-the-money at Fiscal Year End.
(2) Mr. Lauwagie was appointed Chief Financial Officer of the Company on November 16, 1998.
(3) Mr. Reynolds resigned as Chief Financial Officer of the Company on November 13, 1998.

Compensation Committee Interlocks and Insider Participation

  Compensation decisions for the Company's Chief Executive Officer and President are made by the Executive Compensation Committee, comprised of Messrs. Kelnberger, Howard and Patriacca.

  None of the executive officers of the Company have served on the Board of Directors or compensation committee of any other entity that has had any of such entity's executive officers serve either on the Company's Board of Directors or compensation committee.

  During fiscal 1999, the Company paid approximately $270,000 to Johnson, West & Co. for accounting services in connection with the Company's acquisitions and for tax return preparation services. Mr. Kelnberger is a member of Johnson, West & Co.

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

  Each of Messrs. Potter and Bedard have issued notes to the Company (the "Recourse Notes") in connection with stock option exercises, for approximately $2,080,147 and $1,155,637, respectively, including accrued interest through April 30, 1998. In fiscal 1999, the Recourse Notes accrued additional interest of $147,097 and $81,721 for a total Recourse Note balance of $2,227,244 and $1,237,358 for Messrs. Potter and Bedard, respectively. The Recourse Notes were issued by the executives upon their exercise in August 1995 of 420,000 options granted to them under the Stock Option Plans in May 1995 at an exercise price of $4.3125, the fair market value of the stock on the date the options were granted. The Recourse Notes represent the total exercise price of such options plus amounts advanced by the Company to such executives to satisfy then anticipated tax liabilities. The Recourse Notes, which provide for full recourse against the respective officer's personal assets and Company stockholdings, are evidenced by promissory notes bearing accrued interest at a rate of 8% per annum with payment of principal and interest due on October 4, 1999. In the event that the obligors sell shares of the Company's stock, the net proceeds thereof will be applied to payment, in part or in full, of the Recourse Notes.

  In connection with the restated employment agreements for Mr. Potter and Mr. Bedard, the Board has approved an accrual of bonuses that will be directed primarily to satisfying obligations arising from the Recourse Notes. For fiscal year 1998, bonus payments aggregating $816,580 were awarded as reimbursement of previous payments of principal and interest on the Recourse Notes and accompanying tax liability to the recipients. In addition, the Board has approved the subsequent payment of additional aggregate bonuses of approximately $6,345,000 to be used primarily to satisfy the Recourse Notes, as well as the anticipated income tax liabilities to the executives subject to any required approvals. In fiscal 1999, the Company accrued an additional bonus of approximately $458,000 to be used to satisfy the fiscal 1999 accrued interest related to the Recourse Notes as well as the anticipated income tax liabilities of the executives subject to any required approvals. If such bonuses are not effected, the Recourse Notes will remain outstanding.

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

  In January 1998, the Company entered into an employment agreement with Daniel C. Howard, its Chief Operating Officer and a director and stockholder. As compensation, Mr. Howard is to receive an annual base salary of $128,400, plus bonuses and stock options as determined by the Board of Directors. The agreement is for an initial term of two years, and is automatically renewed for successive one-year terms, unless terminated by the Company or Mr. Howard. Upon termination in accordance with the agreement, Mr. Howard is entitled to receive severance pay of at least 12 months' base salary and at most 24 months' base salary, less certain amounts provided in the agreement. In the event Mr. Howard's employment is terminated after a change in control, Mr. Howard is entitled to receive an amount equal to two times his average total annual compensation during the two years preceding the termination. A "change in control" occurs when any person or entity acquires at least 51% of the voting power of the securities of the Company, the stockholders of the Company approve a plan of liquidation, or the Company engages in a merger, sale of assets or other business combination that results in the security holders of the Company holding less than a majority of the combined voting power after the transaction. Mr. Howard has agreed not to disclose any confidential information of the Company during his employment and thereafter, and not to compete with the Company during his employment and for two years thereafter, including soliciting customers and employees of the Company.

  In April 1999, the Company entered into employment agreements with Michael
G. Schifsky, Senior Vice President, and Richard Bedard, Executive Vice President. As compensation, Mr. Schifsky and Mr. Bedard are to receive annual base salaries of $119,700 and $98,600, respectively, plus bonuses and stock options as determined by the Board of Directors. The agreements are substantially similar to the employment agreement of Mr. Howard, as described above.

  In connection with the acquisition of Moovies, Inc., the Company was obligated to make certain "change of control" payments to F. Andrew Mitchell, one of the Company's former directors, and to Stephen L. Reynolds, the Company's former Chief Financial Officer, both of whom were formerly employed by Moovies. Mr. Mitchell resigned as a director of the Company on January 25, 1999. Mr. Reynolds resigned as Chief Financial Officer on November 13, 1998. During fiscal 1999, Messrs. Mitchell and Reynolds received $558,000 and $313,200 respectively, the remaining amounts of the "change of control" payments that were due.

  Mr. Potter's brother-in-law Robert Yager, formerly a director of the Company, is employed as a Company vice president of franchise development. Mr. John Bedard is the brother of Richard Bedard and Glenn Bedard, Company executive vice presidents and Paul Bedard, a Company vice president. Each of the non-executive employees receives an annual compensation ranging from $69,800 to $98,700.

Compensation of Directors

  Members of the Board of Directors who are not employees of the Company receive $1,000 for each meeting of the Board of Directors and for each committee meeting of the Board of Directors attended by such director, in addition to reimbursement of reasonable expenses incurred in attending such meetings, and receive $2,000 for each quarter of service as a director. Additionally, non-employee directors receive options under the Formula Plan, as follows: (i) all non-employee directors (currently Messrs. Patriacca, Kelnberger, and Coburn) each receive options annually to purchase 1,500 shares of Class A Common Stock, which vest in two equal annual installments on the first two anniversaries of the date of grant and which are exercisable at a price equal to the fair market value of the Class A Common Stock on the date of grant, provided that each of them is a director on the date of the grant and each of them has attended at least 75% of the meetings he or she was eligible to attend; and, (ii) any non-employee directors appointed in the future will receive on the date of such appointment, options to purchase 3,000 shares of Class A Common Stock, which will vest in three equal annual installments on the first three anniversaries of the date of grant and which will be exercisable at a price equal to the fair market value of the Class A Common Stock on the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth, as of July 29, 1999, the number and approximate percentage of shares of Class A Common Stock beneficially owned by: (i) all persons known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Class A Common Stock; (ii) each "named executive officer" (as defined in Item 402 to Regulation S-K under the Securities Act of 1933, as amended) and director; and (iii) all directors and executive officers of the Company individually and as a group.

                                                        Number of
                                                         Class A
                                                          Shares    Percentage of
                                                       Beneficially Class A Shares
       Name and Address of Beneficial Owner(1)(2)        Owned(3)   Outstanding(3)
       ------------------------------------------      ------------ --------------
   Daniel A. Potter..................................   1,526,120         5.2%
    Chairman and Chief Executive Officer(4)
   John M. Bedard....................................   1,111,039         3.8%
    President and Director(5)
   Daniel C. Howard..................................     110,315           *%
    Chief Operating Officer and Director(6)
   Dale E. Lauwagie..................................      25,000           *%
    Chief Financial Officer(7)
   Richard Bedard....................................      75,000           *%
    Executive Vice President(8)
   Michael G. Schifsky...............................      95,100           *%
    Senior Vice President(9)
   Paul M. Kelnberger................................       6,750           *%
    Director(10)
   Theodore J. Coburn................................     117,250           *%
    Director(11)
   Bernard R. Patriacca..............................       2,750           *%
    Director(12)
   Wellington Management Company, LLP(13)............   2,560,800         8.8%
   All Directors and Executive officers as a group
    (9 persons)(2)(3)(4)(5)(6)(7)(8)(9)(10)(11)(12)..   3,069,324        10.5%

--------
  * Less than one percent (1%) of the outstanding shares of Class A Common
    Stock.
 (1) The address of Messrs. Potter, John Bedard, Howard, Lauwagie, Richard Bedard, Schifsky, Kelnberger, Coburn and Patriacca is c/o Video Update, Inc. 3100 World Trade Center, 30 East Seventh Street, St. Paul, Minnesota 55101. The address of Wellington Management Company, LLP is 75 State Street, Boston, MA 02109.
 (2) Does not include (a) Stephen L. Reynolds, who resigned from the position of Chief Financial Officer of the Company on November 13, 1998 or (b) F. Andrew Mitchell, who resigned from his position as a director of the Company on January 25, 1999. As of July 29, 1999, Does not include 1,048,000 shares beneficially owned by Farnam Street Partners, L.P., representing 3.6% of the Company's Common Stock, as reported in a
    Schedule 13G/A filed with the Commission on June 9, 1999.
 (3) For the purposes of this table, shares of Common Stock which, to the Company's knowledge, an individual or group has a right to acquire within sixty (60) days upon the exercise of options or warrants, are deemed outstanding for the purposes of computing the number and percentage of shares beneficially owned by such individual or group. Such shares are not deemed to be outstanding for the purpose of computing the percentage of shares beneficially owned by any other individual or group shown in the table. This table does not include an approximate aggregate amount of 32,580 shares of Common Stock held by the executive officers of the Company through the Company's 401(k) plan.
 (4) Includes an aggregate of 200,000 shares of Common Stock issuable on exercise of various stock options. Includes an aggregate of 36,947 shares of Common Stock held in custodial accounts for Mr. Potter's children. Excludes an aggregate of 100,000 shares of Common Stock issuable upon the exercise of various stock options that have not yet vested. Does not include 26,250 shares of Common Stock owned by Mr. Potter's father, in which Mr. Potter disclaims beneficial ownership.
 (5) Includes an aggregate of 110,000 shares of Common Stock issuable on exercise of various stock options. Includes 39,515 shares of Common Stock held by Mr. Bedard's mother, but subject to a voting trust of which Mr. Bedard is a trustee. Excludes an aggregate of 55,000 shares of Common Stock issuable upon the exercise of stock options that have not yet vested.
 (6) Includes an aggregate of 77,437 shares of Common Stock issuable upon the exercise of various stock options. Excludes an aggregate of 16,063 shares of Common Stock issuable upon the exercise of various stock options that have not yet vested.
 (7) Excludes an aggregate of 90,000 shares of Common Stock issuable upon the exercise of stock options that have not vested.
 (8) Includes an aggregate of 63,000 shares of Common Stock issuable upon the exercise of various stock options that have vested. Excludes an aggregate of 54,000 shares of Common Stock issuable upon the exercise of stock options that have not vested.
 (9) Includes an aggregate of 90,100 shares of Common Stock issuable upon the exercise of various stock options that have vested. Excludes an aggregate of 41,900 shares of Common Stock issuable upon the exercise of stock options that have not vested.
(10) Includes an aggregate of 6,750 shares of Common Stock issuable upon the exercise of various stock options that have vested. Excludes an aggregate of 2,250 shares of Common Stock issuable upon the exercise of stock options that have not vested.
(11) Includes an aggregate of 117,250 shares of Common Stock issuable upon the exercise of various stock options and warrants that have vested. Excludes an aggregate of 3,500 shares of Common Stock issuable upon the exercise of stock options that have not vested.
(12) Includes an aggregate of 2,750 shares of Common Stock issuable upon the exercise of various stock options that have vested. Excludes an aggregate of 3,250 shares of Common Stock issuable upon the exercise of stock options that have not vested.
(13) Includes 1,310,000 shares of Common Stock of which the beneficial owner has shared voting power and 2,560,800 shares of Common Stock of which the beneficial owner has shared dispositive power. The information with respect to the beneficial owner has been taken from the beneficial owner's Schedule 13G/A filed with the Commission on February 10, 1999.

Item 13. Certain Relationships and Related Transactions

  Craig Belisle, the brother-in-law of John Bedard, the Company's President and a Director, owned a majority interest in two franchise stores as of April 30, 1999. The amount of service fees earned from these franchisees was approximately $87,230 for the year ended April 30, 1999. The amount due from Mr. Belisle, as a franchisee, at April 30, 1999 approximated $15,100.

  During the years ended April 30, 1997, 1998 and 1999, the Company paid approximately $271,000, $561,000 and $270,000, respectively, to Johnson, West & Co., PLC ("Johnson, West & Co.") for accounting and tax services. Paul Kelnberger, a Director of the Company, is a member of Johnson, West & Co.

  Constance Koppenhaver, the daughter of Mr. Kelnberger, owned an interest in one franchise store as of April 30, 1999. The amount of service fees earned from this franchise was approximately $15,420 for year ended April 30, 1999. The amount due from Ms. Koppenhaver, as a franchisee, at April 30, 1999, approximated $4,200.

  Robert Yager, formerly a director of the Company, is employed as a Company vice president of franchise development and is the brother-in-law of Mr. Potter. Richard Bedard and Glenn Bedard, Company executive vice presidents, and Paul Bedard, a Company vice president, are each the brother of Mr. John Bedard. In fiscal 1999, each of the non-executive employees received an annual compensation ranging from $69,800 to $98,700.

  Brown, Coburn & Co. ("Brown, Coburn"), a privately held investment banking firm of which Theodore J. Coburn, a director of the Company, is a principal, received $15,000 for consulting services provided to the Company for the fiscal year ended April 30, 1999. The Company intends to use Brown, Coburn's services during fiscal 2000.

  In connection with the acquisition of Moovies, Inc., the Company was obligated to make certain "change of control" payments to F. Andrew Mitchell, one of the Company's former directors, and to Stephen L. Reynolds, the Company's former Chief Financial Officer, both of whom were formerly employed by Moovies. As of April 30, 1999, all change of control payments had been made to Messrs. Mitchell and Reynolds, in the amount of $558,000 and $313,200 respectively.

  The Company believes that the above arrangements were on terms at least as favorable as could be obtained from unaffiliated parties.

  Each of Messrs. Potter and Bedard have issued notes to the Company (the "Recourse Notes") in connection with stock option exercises, for approximately $2,080,147 and $1,155,637, respectively, including accrued interest through April 30, 1998. In fiscal 1999, the Recourse Notes accrued additional interest of $147,097 and $81,721 for a total Recourse Note balance of $2,227,244 and $1,237,358 for Messrs. Potter and Bedard, respectively. The Recourse Notes were issued by the executives upon their exercise in August 1995 of 420,000 options granted to them under the Stock Option Plans in May 1995 at an exercise price of $4.3125, the fair market value of the stock on the date the options were granted. The Recourse Notes represent the total exercise price of such options plus amounts advanced by the Company to such executives to satisfy then anticipated tax liabilities. The Recourse Notes, which provide for full recourse against the respective officer's personal assets and Company stockholdings, are evidenced by promissory notes bearing accrued interest at a rate of 8% per annum with payment of principal and interest due on October 4, 1999. In the event that the obligors sell shares of the Company's stock, the net proceeds thereof will be applied to payment, in part or in full, of the Recourse Notes.

  In connection with the restated employment agreements for Mr. Potter and Mr. Bedard, the Board has approved an accrual of bonuses that will be directed primarily to satisfying obligations arising from the Recourse Notes. For fiscal year 1998, bonus payments aggregating $816,580 were awarded as reimbursement of previous payments of principal and interest on the Recourse Notes and accompanying tax liability to the recipients. In addition, the Board has approved the subsequent payment of additional aggregate bonuses of approximately $6,345,000 to be used primarily to satisfy the Recourse Notes, as well as the anticipated income tax liabilities to the executives subject to any required approvals. In fiscal 1999, the Company accrued an additional bonus of approximately $458,000 to be used to satisfy the fiscal 1999 accrued interest related to the Recourse Notes as well as the anticipated income tax liabilities of the executives subject to any required approvals. If such bonuses are not effected, the Recourse Notes will remain outstanding.

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

  2.5     -- Purchase Agreement by and among the Company, Video Warehouse,
             Inc., and Donald and Katherine Cianci, dated as of January 15,
             1997 (filed as Exhibit 2 to the Company's Current Report on Form
             8-K filed with the Commission on January 29, 1997 and incorporated herein by reference).

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


 Exhibit
 Number                                  Description
 -------                                 -----------
  2.8     -- Purchase Agreement by and among the Company, 94 Video West, Inc.
             and Michael Bennett and Paul Levens, dated as of October 2, 1995
             (filed as Exhibit 2a to the Company's Current Report on Form 8-K
             filed with the Commission on October 13, 1995 and incorporated herein by reference).

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

   4.1    -- Form of Unit Purchase Option (filed as Exhibit 4a to the Company's
             Pre-Effective Amendment No. 1 to its Form SB-2 Registration
             Statement (No. 33-89018) originally filed with the Commission on March 31, 1995 and incorporated herein by reference).

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

  10.15   -- Restated Employment Agreement between the Company and Daniel A.
             Potter, effective as of April 30, 1998 (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended
             April 30, 1998 and incorporated herein by reference).

  10.16   -- Restated Employment Agreement between the Company and John M.
             Bedard, effective as of April 30, 1998 (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended
             April 30, 1998 and incorporated herein by reference).

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

  10.25   -- Form of Second Amendment and Waiver to the Credit Agreement, dated as of August 12, 1998 (filed as Exhibit 10.25 to the Company's
             Annual Report on Form 10-K for the fiscal year ended April 30, 1998 and incorporated herein by reference).

  10.26   -- Form of First Amendment to Warrant Agreement between the Company and Banque Paribas, dated as of August 12, 1998 (filed as Exhibit
             10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998 and incorporated herein by reference).

  10.27   -- Third Amendment to Credit Agreement (filed as Exhibit 10.1 to the
             Company's Form 10-Q filed March 17, 1999 and incorporated herein by reference).

  10.28   -- Fourth Amendment to Credit Agreement (filed as Exhibit 10.2 to the
             Company's Form 10-Q filed March 17, 1999 and incorporated herein by reference).

  10.29   -- Fifth Amendment to Credit Agreement (filed as Exhibit 10.3 to the
             Company's Form 10-Q filed March 17, 1999 and incorporated herein by reference).

  10.30   -- Sixth Amendment to Credit Agreement and Waiver (filed as Exhibit
             10a to the Company's Form 8-K filed July 1, 1999 and incorporated herein by reference).

  10.31   -- Seventh Amendment to Credit Agreement and Waiver (filed as Exhibit
             10b to the Company's Form 8-K filed July 1, 1999 and incorporated herein by reference).

  10.32   -- Form of Warrant between the Company and U.S. Bancorp Libra, a division of U.S. Bancorp Investments, Inc. (filed as Exhibit 4a to the Company's Form 8-K filed July 1, 1999 and incorporated herein by reference).

  10.33   -- Form of Warrant between the Company and Existing Lenders under the
             Credit Agreement (filed as Exhibit 4b to the Company's Form 8-K filed July 1, 1999 and incorporated herein by reference).

  10.34   -- Form of Warrant between the Company and C Term Loan Participants under the Credit Agreement (filed as Exhibit 4c to the Company's
             Form 8-K filed July 1, 1999 and incorporated herein by reference).


 Exhibit
 Number                                  Description
 -------                                 -----------
  10.35   -- Registration Rights Agreement between the Company and U.S. Bancorp
             Libra, a division of U.S. Bancorp Investments, Inc. and certain
             Investors dated June 23, 1999 (filed as Exhibit 4d to the
             Company's Form 8-K filed July 1, 1999 and incorporated herein by reference).

  10.36   -- Warrant between the Company and Ingram Entertainment Inc. dated
             May 11, 1999.

  10.37   -- Registration Rights Agreement by and between the Company and
             Ingram Entertainment Inc. dated May 11, 1999.

  10.38   -- Promissory Note of the Company to the order of Ingram
             Entertainment Inc. dated May 11, 1999.

 +10.39   -- Revenue Sharing Agreement dated as of November 20, 1998, between the Company and the party named therein.

 +10.40   -- Revenue Sharing Agreement dated as of October 20, 1998, between the Company and the party named therein.

 +10.41   -- Revenue Sharing Agreement dated as of July 22, 1998, between the
             Company and the party named therein.

 +10.42   -- Revenue Sharing Agreement dated as of June, 1998, between the
             Company and the party named therein.

 +10.43   -- Revenue Sharing Agreement dated as of June 1998, between the
             Company and the party named therein.

  10.44   -- Employment Agreement dated as of April 8, 1999, between the
             Company and Michael G. Schifsky.

  10.45   -- Employment Agreement dated as of April 20, 1999, between the
             Company and Richard Bedard.

  10.46   -- Master Lease Agreement dated as of November 23, 1998 between the
             Company and Heller Financial Leasing, Inc.

  16      -- Letter of Ernst & Young LLP (filed as Exhibit 16 to the Company's
             Form 8-K filed February 3, 1999 and incorporated herein by reference).

  18.1    -- Letter on Change in Accounting Principles (filed as Exhibit 18 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996 and incorporated herein by reference).

  18.2    -- Letter on Change in Accounting Principles.

  21      -- List of the Company's Subsidiaries (filed as Exhibit 21 to the
             Company's Annual Report on Form 10-K for the fiscal year ended
             April 30, 1998 and incorporated herein by reference).

  23.1    -- Consent of Deloitte & Touche LLP.

  23.2    -- Consent of Ernst & Young LLP.

  27.1    -- Financial Data Schedule.

  27.2    -- Financial Data Schedule--Restated 1997.

  27.3    -- Financial Data Schedule--Restated 1998.

--------
+ Exhibits for which Company is seeking confidential treatment for certain portions. The confidential material in Exhibits 10.39, 10.40, 10.41, 10.42 and 10.43 has been redacted and separately filed with the Securities and Exchange Commission.

  (b) Reports on Form 8-K

  Set forth below is a list of reports on Form 8-K that were filed during the last quarter of the period covered by this report, listing the items reported, any financial statements filed, and the dates of such reports.

  1. Form 8-K filed February 3, 1999 reporting a change in the Company's certifying accountants and the resignation of director F. Andrew Mitchell.

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Video Update, Inc.


                                                   /s/ Daniel A. Potter
Date: August 13, 1999                     By: _________________________________
                                                     Daniel A. Potter
                                               Chairman and Chief Executive
                                                          Officer

  In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                             Title                   Date
              ---------                             -----                   ----

         /s/ Daniel A. Potter          Chairman and Chief Executive      August 13,
______________________________________  Officer (Principal                  1999
           Daniel A. Potter             Executive Officer)

          /s/ John M. Bedard           President and Director            August 13,
______________________________________                                      1999
            John M. Bedard

         /s/ Daniel C. Howard          Chief Operations Officer and      August 13,
______________________________________  Director                            1999
           Daniel C. Howard

        /s/ Paul M. Kelnberger         Chief Financial Officer           August 13,
______________________________________                                      1999
          Paul M. Kelnberger

         /s/ Dale E. Lauwagie          Director                          August 13,
______________________________________                                      1999
           Dale E. Lauwagie

       /s/ Bernard R. Patriacca        Director                          August 13,
______________________________________                                      1999
         Bernard R. Patriacca

        /s/ Theodore J. Coburn         Director                          August 13,
______________________________________                                      1999
          Theodore J. Coburn

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Reports of Independent Auditors..........................................  F-2

Consolidated Balance Sheets as of April 30, 1998 and 1999................  F-4

Consolidated Statements of Operations for the years ended April 30, 1997,
 1998 and 1999...........................................................  F-5

Consolidated Statements of Stockholders' Equity for the years ended April
 30, 1997, 1998 and 1999.................................................  F-6

Consolidated Statements of Cash Flows for the years ended April 30, 1997,
 1998 and 1999...........................................................  F-7

Notes to Consolidated Financial Statements...............................  F-8

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Video Update, Inc.

  We have audited the accompanying consolidated balance sheet of Video Update, Inc. and subsidiaries as of April 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, these financial statements present fairly, in all material respects, the consolidated financial position of Video Update, Inc. at April 30, 1999, and the consolidated results of its operations and its cash flows for the year ended April 30, 1999 in conformity with generally accepted accounting principles.

  As discussed in Note 2 to the consolidated financial statements, in 1999 the Company changed its method of accounting for the amortization of its video and game rental inventory.

                                          /s/ Deloitte & Touche LLP

Minneapolis, Minnesota
August 12, 1999

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Video Update, Inc.

  We have audited the accompanying consolidated balance sheet of Video Update, Inc. and subsidiaries as of April 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, these financial statements present fairly, in all material respects, the consolidated financial position of Video Update, Inc. at April 30, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 1998 in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Minneapolis, Minnesota
August 13, 1998

                               VIDEO UPDATE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                           April 30,  April 30,
                                                             1998       1999
                                                           ---------  ---------
                                                             (in thousands)
                          ASSETS
Cash and cash equivalents................................. $  1,433   $   1,235
Accounts receivable.......................................    4,737       3,826
Merchandise inventory.....................................    9,167       6,393
Video and game rental inventory--net......................   97,734      45,040
Property and equipment--net...............................   69,720      59,395
Prepaid expenses..........................................    4,162       6,419
Income taxes receivable...................................    2,430         --
Deferred income taxes.....................................    2,592         --
Goodwill--net.............................................   80,664      77,715
Other assets..............................................    5,792       7,185
                                                           --------   ---------
    Total assets.......................................... $278,431   $ 207,208
                                                           ========   =========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable............................................. $104,488   $ 116,014
Accounts payable..........................................   39,045      56,055
Accrued expenses..........................................   12,841      23,054
Accrued rent..............................................    5,073       7,118
Accrued compensation......................................    7,685       8,062
                                                           --------   ---------
    Total liabilities.....................................  169,132     210,303
                                                           --------   ---------

Commitments and contingencies (Note 9)

Preferred Stock, par value $.01 per share:
  Authorized shares--5,000,000
  Issued shares--none.....................................      --          --
Class A Common Stock, par value $.01 per share:
  Authorized shares--60,000,000
  Issued and outstanding shares--29,278,518 at April 30,
   1998 and 29,278,457 at April 30, 1999..................      293         293
  Additional paid-in capital..............................  117,641     116,372
  Retained deficit........................................   (7,674)   (118,045)
  Foreign currency translation............................     (961)     (1,715)
                                                           --------   ---------
    Total stockholders' equity............................  109,299      (3,095)
                                                           --------   ---------
    Total liabilities and stockholders' equity............ $278,431   $ 207,208
                                                           ========   =========

                            See accompanying notes.

                               VIDEO UPDATE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Fiscal Year Ended April 30,
                                               -------------------------------
                                                 1997      1998        1999
                                               --------- ---------  ----------
                                                 (In thousands, except per
                                                      share amounts)
Revenues:
  Rental revenue.............................. $ 83,489  $ 138,279  $  221,409
  Product sales...............................    7,743     17,075      31,915
  Service fees................................      567        800         772
                                               --------  ---------  ----------
                                                 91,799    156,154     254,096
Costs and expenses:
  Store operating expenses....................   70,205    129,920     232,287
  Selling, general and administrative.........    7,883     25,223      26,179
  Cost of product sales.......................    3,705      9,809      20,257
  Store closing charge........................      --       5,082      14,798
  Inventory valuation charge..................      --         --       50,629
  Amortization of goodwill....................    1,613      2,353       4,471
                                               --------  ---------  ----------
                                                 83,406    172,387     348,621
                                               --------  ---------  ----------
Operating income (loss).......................    8,393    (16,233)    (94,525)

Interest expense..............................     (892)    (4,292)    (13,695)
Other income (expense)........................      461        (71)        677
                                               --------  ---------  ----------
                                                   (431)    (4,363)    (13,018)
                                               --------  ---------  ----------
Income (loss) before income taxes.............    7,962    (20,596)   (107,543)

Income tax expense (benefit)..................    3,342     (6,116)      2,828
                                               --------  ---------  ----------
Net income (loss)............................. $  4,620  $ (14,480) $ (110,371)
                                               ========  =========  ==========
Net income (loss) per share, basic............ $   0.29  $   (0.71) $    (3.77)
                                               ========  =========  ==========
Net income (loss) per share, diluted.......... $   0.28  $   (0.71) $    (3.77)
                                               ========  =========  ==========


                            See accompanying notes.

                               VIDEO UPDATE, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         (In thousands, except shares)

                                                                                      Accumulated
                                                               Additional Retained       Other     Officers'
                              Class A            Class B        Paid-in   Earnings   Comprehensive   Notes
                           Common Stock       Common Stock      Capital   (Deficit)     Income     Receivable
                         ------------------ ------------------ ---------- ---------  ------------- ----------
                         Number of          Number of
                           Shares    Amount   Shares    Amount   Amount    Amount       Amount       Amount     Total
                         ----------  ------ ----------  ------ ---------- ---------  ------------- ---------- ---------
Balance at April 30,
 1996..................  11,017,735   $110   2,000,000   $ 20   $ 61,029  $   2,186     $   (34)    $(1,811)  $  61,500
Payment on notes issued
 by officers for
 exercise of options...         --     --          --     --         --         --          --          131         131
Issuance of shares in
 connection with the
 Subsequent Public
 Offering net of
 registration
 expenses..............   7,015,000     70         --     --      24,962        --          --          --       25,032
Issuance of shares in
 connection with the
 Company's
 acquisitions..........     136,606      2         --     --          90        --          --          --           92
Issuance of shares
 related to employee
 stock options
 exercised.............       1,000    --          --     --           4        --          --          --            4
Comprehensive Income:
 Net income (loss).....         --     --          --     --         --       4,620         --          --        4,620
 Foreign currency
  translation..........         --     --          --     --         --         --         (387)        --         (387)
                                                                                                              ---------
 Total comprehensive
  income (loss)........         --     --          --     --         --         --          --          --        4,233
                         ----------   ----  ----------   ----   --------  ---------     -------     -------   ---------
Balance at April 30,
 1997..................  18,170,341    182   2,000,000     20     86,085      6,806        (421)     (1,680)     90,992
Adjustment of shares
 issued in
 acquisition...........     (65,811)   --          --     --        (500)       --          --          --         (500)
Issuance of shares in
 connection with the
 Moovies acquisition...   9,303,927     93         --     --      28,107        --          --          --       28,200
Release, partial
 forfeiture and
 conversion of escrow
 shares................   1,170,000     11  (1,300,000)   (13)     3,546        --          --          --        3,544
Issuance of warrants in
 connection with the
 Senior Facility.......         --     --          --     --       1,730        --          --          --        1,730
Conversion of Class B
 to Class A Common
 Stock.................     700,000      7    (700,000)    (7)       --         --          --          --          --
Acquisition related
 deficiency payments...         --     --          --     --      (1,327)       --          --          --       (1,327)
Forgiveness of officers
 note receivable.......         --     --          --     --         --         --          --        1,680       1,680
Comprehensive Income:
 Net income (loss).....         --     --          --     --         --     (14,480)        --          --      (14,480)
 Foreign currency
  translation..........         --     --          --     --         --         --         (540)        --         (540)
                                                                                                              ---------
 Total comprehensive
  income (loss)........         --     --          --     --         --         --          --          --      (15,020)
                         ----------   ----  ----------   ----   --------  ---------     -------     -------   ---------
Balance at April 30,
 1998..................  29,278,457    293         --     --     117,641     (7,674)       (961)        --      109,299
Revaluation of stock
 warrants..............         --     --          --     --         192        --          --          --          192
Acquisition related
 deficiencies..........         --     --          --     --      (1,461)       --          --          --       (1,461)
Comprehensive Income:
 Net income (loss).....         --     --          --     --         --    (110,371)        --          --     (110,371)
 Foreign currency
  translation..........         --     --          --     --         --         --         (754)        --         (754)
                                                                                                              ---------
 Total comprehensive
  income (loss)........         --     --          --     --         --         --          --          --     (111,125)
                         ----------   ----  ----------   ----   --------  ---------     -------     -------   ---------
Balance at April 30,
 1999..................  29,278,457   $293         --    $--    $116,372  $(118,045)    $(1,715)    $    --   $  (3,095)
                         ==========   ====  ==========   ====   ========  =========     =======     =======   =========

                              See accompany notes.

                               VIDEO UPDATE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Fiscal Year Ended April 30,
                                                 -----------------------------
                                                   1997      1998      1999
                                                 --------  --------  ---------
                                                       (In thousands)
Operating activities
  Net income (loss)............................. $  4,620  $(14,480) $(110,371)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization...............   25,702    48,459     89,494
    Deferred income taxes.......................    1,486    (4,356)     2,592
    Inventory valuation charge..................      --        --      50,629
    Compensation expense from release of escrow
     shares.....................................      --      3,546        --
    Compensation expense related to restated
     employment agreements......................      --      7,161        458
    Charge for store closings...................      --      5,082     14,798
  Changes in operating assets and liabilities,
   net of acquisitions of businesses:
    Accounts receivable.........................   (3,332)     (191)       911
    Merchandise inventory.......................   (2,772)     (960)     1,977
    Income taxes................................      503    (3,397)     2,430
    Other assets................................   (1,270)   (5,873)    (4,316)
    Accounts payable............................    3,891     6,770     17,010
    Accrued rent................................    1,516     2,834      2,045
    Accrued liabilities.........................      483    (1,190)     1,050
                                                 --------  --------  ---------
      Net cash provided by operating
       activities...............................   30,827    43,405     68,707
Investing activities
  Purchase of video and game rental inventory...  (33,434)  (61,752)   (71,212)
  Purchase of property and equipment............  (14,951)  (17,458)   (12,962)
  Proceeds from sale-leaseback..................      --        --       5,000
  Investment in businesses, net of cash
   acquired.....................................  (21,340)    3,027        --
  Payment of deficiency on stock guarantee......      --     (1,327)      (241)
  Other investing activities....................      292       --         --
                                                 --------  --------  ---------
      Net cash used in investing activities.....  (69,433)  (77,510)   (79,415)
Financing activities
  Proceeds from notes payable...................   26,326   103,700     27,300
  Payments of notes payable.....................  (10,621)  (20,046)   (16,036)
  Payment of acquisition debt...................      --    (50,000)       --
  Proceeds from issuance of common stock........   25,032       --         --
  Other financing activities....................        4       --         --
                                                 --------  --------  ---------
      Net cash provided by financing
       activities...............................   40,741    33,654     11,264
Effect of exchange rate changes on cash.........     (387)     (540)      (754)
                                                 --------  --------  ---------
Increase (decrease) in cash and cash
 equivalents....................................    1,748      (991)      (198)
Cash and cash equivalents at beginning of the
 Year...........................................      676     2,424      1,433
                                                 --------  --------  ---------
Cash and cash equivalents at end of the Year.... $  2,424  $  1,433  $   1,235
                                                 ========  ========  =========

                            See accompanying notes.

                              VIDEO UPDATE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the years ended April 30, 1999, 1998 and 1997

1. Significant Accounting Policies

 Nature of Business

  Video Update, Inc. and subsidiaries ("Video Update" or the "Company") own and operate retail video stores and sell and support retail video franchises. Company-owned stores are located in the United States and Canada with franchises located principally in the United States.

 Consolidation

  The accompanying financial statements present the consolidated financial position, results of operations and cash flows of the Company. All inter-company accounts and transactions have been eliminated.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimates and assumptions relate to the amortization methods and useful lives of video and game rental inventory and goodwill. These estimates and assumptions could change and actual results could differ from these estimates.

 Basis of Presentation

  The Company utilizes an unclassified balance sheet presentation. This format was adopted on the basis that the video and game rental inventory represents assets used by the Company to generate current operating income, and management believes that to classify all of these costs as non-current would be misleading to the readers of the financial statements because it would not indicate the level of assets expected to be converted into cash in the next year as a result of the rentals of the videos and games.

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

 Merchandise Inventory

  Merchandise inventory is stated at the lower of cost (first in, first out) or market. Inventory consists of videos and games held for sale, supplies and concessions.

                              VIDEO UPDATE, INC.

 Video and Game Rental Inventory

  Video rental inventory is stated at cost, and is amortized over the estimated economic life as follows:

     Number of
       Copies
    of Title Per
       Store                                 Amortization Policy
    ------------                             -------------------
   One through three....... Accelerated basis to a net book value of $8.00 over the first three months and then straight-line over
                            33 months to a salvage value of $4.00 per video.

   Four and over........... Accelerated basis to a net book value of $4.00 over the first three months and then fully amortized on a
                            straight-line basis over nine months.

  Game rental inventory is amortized on a straight-line basis to $10.00 over 12 months then straight-line over 6 months to a salvage value of $4.00 per game.

 Property and Equipment

  Furniture and equipment are recorded at cost and depreciated using the straight-line method over the estimated economic life of the asset of five to ten years. Leasehold improvements are recorded at cost and depreciated using the straight-line method over the estimated economic life of the lease term.

 Goodwill

  Goodwill, consisting principally of excess cost over net assets from the acquisitions of businesses, is net of accumulated amortization of approximately $5,121,000 and $9,592,000 at April 30, 1998 and 1999,
respectively and is being amortized on a straight-line basis over 20 years. If facts and circumstances suggest that the goodwill will not be recoverable, as determined based on the undiscounted cash flows of the assets acquired over the remaining amortization period, the Company's carrying value of goodwill will be reduced to its estimated fair value.

 Income Taxes

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109 "Accounting for Income Taxes." Deferred income taxes are recorded to reflect the tax consequences of differences between the tax and financial reporting bases of assets and liabilities.

 Stock-based Compensation

  The Company implemented only the net earnings and earnings per share disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," in fiscal 1997. The Company has elected to recognize compensation expense for its stock based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense is recognized for stock options with exercise prices equal to, or in excess of, the market value of the underlying shares of stock at the date of grant.

 Long-Lived Assets

  The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective May 1, 1996. SFAS No. 121 prescribes the accounting treatment for long-lived assets, identifiable intangibles and goodwill related to those assets when there are

                              VIDEO UPDATE, INC.

indications that the carrying values of those assets may not be recoverable. In performing such review for recoverability, the Company compares the expected future cash flows to the carrying value of long-lived assets and identifiable intangibles. If the anticipated undiscounted future cash flows are less than the carrying amount of such assets, the Company's carrying amount will be reduced to its estimated fair value.

 Fair Value of Financial Instruments

  At April 30, 1998 and 1999, the carrying value of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable and notes payable approximated their fair values (see Note 16 of the Notes to Consolidated Financial Statements for further information).

 Revenue Recognition

  Revenue on videos and games is recognized at the time of rental or sale.

 Earnings Per Share

  In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excluded any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the SFAS No. 128 requirements.

  The following table is a reconciliation of the basic and diluted earnings per share computation:

                                                    Fiscal Year Ended April
                                                              30,
                                                   ---------------------------
                                                    1997     1998      1999
                                                   ------- --------  ---------
                                                   (In thousands, except per
                                                         share amounts)
   Numerator:
   Numerator for basic and diluted earnings per
    share--net income (loss)...................... $ 4,620 $(14,480) $(110,371)
                                                   ======= ========  =========
   Denominator:
   Denominator for basic earnings per share--
    weighted average shares
     Class A common shares........................  15,185   20,412     29,278
     Class B common shares........................     700      --         --
                                                   ------- --------  ---------
   Denominator for basic earnings per share.......  15,885   20,412     29,278
   Effect of dilutive securities:
     Employee stock options.......................     200      --         --
     Contingent stock acquisition.................     177      --         --
                                                   ------- --------  ---------
   Dilutive potential common shares...............     377      --         --
                                                   ------- --------  ---------
   Denominator for diluted earnings per share--
    adjusted weighted-average shares and assumed
    conversions...................................  16,262   20,412     29,278
                                                   ======= ========  =========
   Basic net income (loss) per share.............. $  0.29 $  (0.71) $   (3.77)
                                                   ======= ========  =========
   Diluted net income (loss) per share............ $  0.28 $  (0.71) $   (3.77)
                                                   ======= ========  =========

                              VIDEO UPDATE, INC.

 Reclassification

  Certain reclassifications have been made to the prior year financial statements to conform with the 1999 presentation.

2. Change in Amortization Method for Video and Game Rental Inventory

  Effective February 1, 1999, the Company changed the amortization policy for videos to the method as described in Note 1 of the Notes to Consolidated Financial Statements. The adoption of the new method of amortization has been accounted for as a change in accounting estimate effected by a change in accounting principle.

  Prior to February 1, 1999, base stock videos were amortized over 36 months on a straight-line basis to a salvage value of $6.00 per video; the fourth through ninth copies of each title per store were amortized straight-line over 6 months to a book value of $6.00 and then fully amortized straight-line over 30 months; the tenth and any succeeding copies of each title per store were amortized straight-line over 6 months to a book value of $6.00 and then fully amortized straight-line over 3 months. Video games were fully amortized straight-line over a period of 36 months.

  The new method accelerates the rate of amortization and has been adopted as a result of revenue sharing agreements with studios, which have increased the copy-depth, which is satisfying consumer demand over a shorter period of time. The Company believes accelerating expense recognition during the first 3 months more closely matches the new business model of higher revenue generated following a title's release. Under the new accounting method, the Company expenses revenue sharing payments as revenues are earned pursuant to contractual arrangements.

  The new method of accounting has been applied to rental inventory held as of February 1, 1999. The Company recorded a pre-tax charge of approximately $50,629,000 to operating expenses in the fourth quarter of 1999. The effect of the change had the impact of decreasing inventory and increasing amortization expense through a one-time charge.

3. Moovies, Inc. Acquisition

  In March 1998 the Company completed the acquisition of Moovies, Inc. ("Moovies") in a tax-free reorganization, whereby Moovies stockholders received .75 shares of Video Update Class A Common Stock in exchange for each share of Moovies common stock. Video Update issued approximately 9.3 million shares in this transaction. The acquisition was accounted for under the purchase method of accounting and the excess of the cost over the estimated fair value of the assets acquired, estimated to be approximately $46,291,000, will be amortized over 20 years.

  In March 1998, the stockholders in conjunction with the Moovies transaction approved the termination and cancellation of the Escrow Agreement by and among American Stock Transfer & Trust Company, Video Update and certain stockholders of Video Update. As a result: (i) 10% or 130,000 of the 1,300,000 shares of Class B Common Stock held in escrow were forfeited; (ii) the remaining 1,170,000 shares of common stock were released from escrow, resulting in a one-time compensation expense charge of approximately $3,546,000 which the Company recognized as selling, general and administrative expense in the fourth quarter of fiscal 1998; and, (iii) all 1,870,000 shares of Class B Common Stock were converted into Class A Common Stock and the preferential voting rights were eliminated.

                              VIDEO UPDATE, INC.

  During the fourth quarter of 1998, the Company performed an analysis of the stores acquired in the acquisition of Moovies, Inc. and adopted a business restructuring plan to close approximately 17 of the acquired stores. This resulted in a reserve of approximately $1,843,000 of future cash outlays for lease terminations and miscellaneous closing costs, which was recorded in the balance sheet as a result of purchase accounting. In fiscal year 1999, the Company expended approximately $579,000 for lease terminations and miscellaneous closing costs which reduced the reserve. Successful negotiations of lease terminations resulted in an excess reserve of approximately $619,000 that was recorded as an adjustment to goodwill. The April 30, 1999 reserve of approximately $645,000 represents future expected cash outlays for lease terminations.

4. Provision for Store Closing and Other Charges

  During the fourth quarter of 1998, the Company began and completed an extensive analysis of its base store performance and adopted a business restructuring plan to close approximately 24 of its stores. This analysis resulted in the Company recording a pretax charge of approximately $5,100,000. The components of the restructuring charge included approximately $2,700,000 in reserves of future cash outlays for lease terminations and miscellaneous closing costs, as well as approximately $2,400,000 in asset write downs comprised of $1,596,000 and $804,000 for property and equipment and goodwill, respectively. The revenues of stores identified for closure were not material for the fiscal years ended April 30, 1997 and 1998. During fiscal year 1999, $473,000 was expended for lease terminations and miscellaneous closing costs. Successful negotiations of lease terminations resulted in an excess reserve of approximately $1,337,000 that was recorded as an increase to net income. The April 30, 1999 reserve of approximately $890,000 represents future expected cash outlays for lease terminations.

  In addition, during the fourth quarter of fiscal 1998, the Company recorded approximately the following significant charges in its selling, general and administrative expenses: (i) $3,800,000 related to the Moovies acquisition, $3,546,000 of which was a non-cash, non-tax deductible charge to compensation expense related to the release of 1,170,000 shares of Class B Common Stock from escrow (see Note 12 of the Notes to Consolidated Financial Statements "Stockholders' Equity"); (ii) $3,236,000 non-cash charge relating to the restated employment agreements for the Company's Chief Executive Officer and its President, representing amounts which will be applied to their existing stock option related loan obligations to the Company and $3,925,000 which will be used by the executives to pay income taxes and loans arising from the same stock option transaction (see Note 8 of the Notes to Consolidated Financial Statements "Related Party Transactions"); and, (iii) $700,000 for the previously capitalized bank fees related to the Company's previous Revolving Credit Facility which was repaid prior to its maturity (see Note 7 of the Notes to Consolidated Financial Statements "Notes Payable").

  During the fourth quarter of 1999, the Company began and completed an extensive analysis of each store's performance and adopted a business restructuring plan to close approximately 70 of its stores. This analysis resulted in the Company recording a pretax charge of approximately $16,135,000. The components of the restructuring charge included approximately $9,535,000 in reserves of future cash outlays for lease terminations and miscellaneous closing costs, as well as approximately $6,600,000 in net asset write-downs. The revenues of stores identified for closure were approximately $5,193,000, $11,592,000 and $17,742,000 for the fiscal years ended April 30,
1997, 1998, and 1999, respectively.

                              VIDEO UPDATE, INC.

5. Video and Game Rental Inventory--Net

                                                                April 30,
                                                            -------------------
                                                              1998      1999
                                                            --------  ---------
                                                              (In thousands)
   Video and game rental inventory......................... $171,072  $ 232,374
   Accumulated amortization................................  (73,338)  (187,334)
                                                            --------  ---------
                                                            $ 97,734  $  45,040
                                                            ========  =========

  Amortization expense for video and game rental inventory, which is included in store operating expenses, was $20,317,000, $37,613,989 and $63,781,000 for the years ended April 30, 1997, 1998 and 1999, respectively. Accumulated amortization at April 30, 1999 also includes $50,629,000 related to the valuation charge (see Note 2 of the Notes to Consolidated Financial Statements "Change in Amortization Method for Video and Game Rental Inventory").

6. Property and Equipment--Net

                                                                 April 30,
                                                             ------------------
                                                               1998      1999
                                                             --------  --------
                                                              (In thousands)
   Land..................................................... $    488  $    488
   Buildings................................................    1,403     1,403
   Furniture and equipment..................................   45,720    43,463
   Leasehold improvements...................................   34,454    36,204
   Accumulated depreciation.................................  (12,345)  (22,163)
                                                             --------  --------
                                                             $ 69,720  $ 59,395
                                                             ========  ========

  Depreciation expense was $3,307,000, $6,880,000, and $11,370,000 for the years ended April 30, 1997, 1998 and 1999, respectively.

                              VIDEO UPDATE, INC.

7. Notes Payable

  Simultaneously with the closing of the Movies transaction the Company announced that a syndicate lead by Banque Paribas had extended a $120 million Senior Facility (the "Senior Facility"), which replaced the previous revolving credit facility. During fiscal year 1999 the Senior Facility was reduced to $115 million. The notes payable balance consists of the following:

                                                                April 30,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
                                                             (In thousands)
   Senior Facility with banks consisting of two term loans
    of $52,500,000 and $42,500,000; interest at 9.25% and
    9.50%, respectively; with principal payments beginning
    in May 1999, maturing in April 2002 and April 2003,
    respectively. Secured by substantially all assets of
    the Company...........................................  $ 95,000  $ 95,000
   Capital expenditure loan with banks; interest payable
    April 30, 1999 at 9.19%; with monthly payments begin-
    ning July 2000, and final maturity April 2002. Secured
    by substantially all assets of the Company............     4,500    15,000
   Revolving loan with banks; interest payable April 30,
    1999 at 9.21%; maturity April 2002. Secured by sub-
    stantially all assets of the Company..................     4,200     5,000
   Note payable with interest at 6.25% (see Note 18)......     2,000     2,000
   Note payable in monthly installments of $6,180 until
    January 2000, with a balloon payment of approximately
    $458,000, interest at the United States government
    treasury securities rate plus 4.5% (8.99% at April 30,
    1999). The note is secured by a mortgage and specific
    assets of the Company.................................       507       481
   Note payable with monthly installments of approximately
    $1,000 with interest rate of 12% maturing in May
    1999..................................................        11         1
   Discount on debt for 1,000,000 bank warrants; expiring
    March 2003............................................    (1,730)   (1,468)
                                                            --------  --------
                                                            $104,488  $116,014
                                                            ========  ========

  The weighted-average interest rate on borrowings outstanding was 7.61%, 9.29% and 9.33% at April 30, 1997, 1998 and 1999, respectively.

  The aggregate maturities (effective May 28, 1999--See Notes 19 and 20 of the Notes to Consolidated Financial Statements "Subsequent Events") of the notes payable at April 30, 1999 are as follows:

                                                                  (In thousands)
   2000 (9 months)...............................................    $  3,880
   2001..........................................................      18,912
   2002..........................................................      24,875
   2003..........................................................      59,565
   2004..........................................................      10,250
   Thereafter....................................................         --
                                                                     --------
                                                                     $117,482
   Discount on debt..............................................      (1,468)
                                                                     --------
                                                                     $116,014
                                                                     ========

  The Senior Facility replaced the Company's previous $60 million revolving credit facility. The Senior Facility consists of the following: (i) two term loans totaling $95 million; (ii) a $15 million capital expenditure line; and,
(iii) a $10 million revolving line (reduced to $5 million in fiscal 1999). The Company borrowed the

                              VIDEO UPDATE, INC.

$95 million under the two term loans in conjunction with the closing of the Moovies merger and the proceeds were used to refinance the current indebtedness of Moovies and Video Update and pay transaction expenses. The capital expenditure line was primarily available to fund the conversion of the Moovies stores and integration costs, the opening of new stores and selected acquisitions. In fiscal year 1999, the Senior Facility was amended to modify the terms of the capital expenditure line to allow usage for working capital needs. The revolving line is available for normal working capital needs. The facility is secured by all of the Company's assets. In connection with the Senior Facility, the Company also issued five year warrants to Banque Paribas to purchase one million shares of the Company's Class A Common Stock at an exercise price of $2.68. The warrants were valued at $1,730,000 and resulted in an increase in paid in capital and corresponding discount on debt. In fiscal year 1999, the warrants were repriced to a more current market price in conjunction with amendments to the Senior Facility as described above. This discount, as well as related bank fees, will be amortized over the life of the Senior Facility (see Note 20 of the Notes to Consolidated Financial Statements).

  The Senior Facility includes negative, affirmative and financial covenants including, but not limited to, minimum free cash flow, consolidated indebtedness to consolidated free cash flow, maximum leverage, minimum fixed charge coverage, a prohibition or restriction on capital expenditures, debt and guarantees, liens and encumbrances on any property, mergers, consolidations, investments, advances, divestitures, change of business or conduct of business, joint ventures, partnerships, the creation of new subsidiaries, dividends, distributions, repurchases or redemptions of outstanding stock (including options or warrants), the voluntary prepayment, repurchase redemption or defeasance of debt, and the acquisition, sale or transfer, lease or sale-leaseback of assets. The Senior Facility is secured by substantially all of the Company's assets as well as by pledges of its stock in its subsidiaries, which subsidiaries also have provided guarantees of the Company's obligations. The Company was not in compliance of certain of the financial covenants of the Senior Facility at April 30, 1999. The Company has obtained waivers with respect to the non-complying conditions and has further amended the Senior Faiclity (see Note 20 of the Notes to Consolidated Financial Statements).

8. Related Party Transactions

  Family members of stockholders and a Company director own a majority interest at April 30, 1997, 1998 and 1999 in one, three and three franchise stores, respectively. The amount of service fees earned from these franchisees was approximately $25,000, $73,104 and $102,650 for the years ended April 30, 1997, 1998 and 1999, respectively. The amount due from the franchisees at April 30, 1997, 1998 and 1999 approximated $2,850, $73,322 and $19,331, respectively.

  During the years ended April 30, 1997, 1998 and 1999, the Company incurred expenses of approximately $271,000, $561,000 and $270,000, respectively, to Johnson, West & Co., PLC ("Johnson, West & Co.") for accounting and tax services. A director of the Company is a member of Johnson, West & Co.

  Each of Messrs. Potter and Bedard have issued notes to the Company (the "Recourse Notes") in connection with stock option exercises, for approximately $2,080,147 and $1,155,637, respectively, including accrued interest through April 30, 1998. In fiscal 1999, the Recourse Notes accrued additional interest of $147,097 and $81,721 for a total Recourse Note balance of $2,227,244 and $1,237,358 for Messrs. Potter and Bedard, respectively. The Recourse Notes were issued by the executives upon their exercise in August 1995 of 420,000 options granted to them under the Stock Option Plans in May 1995 at an exercise price of $4.3125, the fair market value of the stock on the date the options were granted. The Recourse Notes represent the total exercise price of such options plus amounts advanced by the Company to such executives to satisfy then anticipated tax liabilities. The Recourse Notes, which provide for full recourse against the respective officer's personal assets and Company stockholdings, are evidenced by promissory notes bearing accrued interest at a rate of 8% per annum with payment of principal and interest due on October 4, 1999. In the event that the obligors sell shares of the Company's stock, the net proceeds thereof will be applied to payment, in part or in full, of the Recourse Notes.

                              VIDEO UPDATE, INC.

  In connection with the restated employment agreements for Mr. Potter and Mr. Bedard, the Board has approved an accrual of bonuses that will be directed primarily to satisfying obligations arising from the Recourse Notes. For fiscal year 1998, bonus payments aggregating $816,580 were awarded as reimbursement of previous payments of principal and interest on the Recourse Notes and accompanying tax liability to the recipients. In addition, the Board has approved the subsequent payment of additional aggregate bonuses of approximately $6,345,000 to be used primarily to satisfy the Recourse Notes, as well as the anticipated income tax liabilities to the executives subject to any required approvals. In fiscal 1999, the Company accrued an additional bonus of approximately $458,000 to be used to satisfy the fiscal 1999 accrued interest related to the Recourse Notes as well as the anticipated income tax liabilities of the executives subject to any required approvals. If such bonuses are not effected, the Recourse Notes will remain outstanding. The Company recorded compensation expense of approximately $7,162,000 in general and administrative expense in 1998 to reflect these revisions. The resultant accrual for compensation expense has been recorded as an offset to the officers' loan obligations, in essence treated as loan forgiveness, with the balance of the accrual included in accrued compensation in the balance sheet as of April 30, 1998 and 1999 (see Note 4 of the Notes to Consolidated Financial Statements "Provision for Store Closing and Other Charges").

9. Commitments and Contingencies

 Employment Contracts

  In fiscal 1998, the Company entered into employment agreements with three of its executive officers. In fiscal 1999, the Company entered into employment contracts with two additional officers. The agreements provide for annual base salary amounts as well as provisions for potential bonuses and stock option grants. The agreements further provide for specified additional payments in the event of termination or transactions that would result in change of control of the Company.

 Lease Agreements

  The Company leases office and retail space under operating leases with terms of 6 to 204 months. These leases generally have a term of 3 to 10 years and provide options to renew for periods ranging from 3 to 5 additional years. Under the leasing agreements, the Company is generally responsible for the real estate taxes, insurance, and other expenses related to the property. The leases expire at varying dates through 2015. The Company also leases vehicles and computer equipment.

  In November 1998, the Company entered into a sale/leaseback arrangement with respect to certain of its furniture, fixtures, equipment and signage used in selected retail locations. Under the arrangement the Company obtained approximately $5.0 million.

  At April 30, 1999, minimum annual rental commitments under non-cancelable operating leases are as follows:

                                                                  (In thousands)
                                                                  --------------
   2000 (9 months--see Note 19)..................................    $ 38,235
   2001..........................................................      44,654
   2002..........................................................      36,882
   2003..........................................................      31,434
   2004..........................................................      29,704
   Thereafter....................................................     109,932
                                                                     --------
   Total minimum lease payments..................................    $290,841
                                                                     ========

                               VIDEO UPDATE, INC.

  Rent expense, principally retail and office space, under operating leases amounted to $13,513,000, $28,180,000 and $47,201,000 for the years ended April 30, 1997, 1998 and 1999, respectively.

 Supplier Agreement

  The Company has an agreement with a United States supplier of video rental tapes. Under the terms of the agreement, the Company has purchase obligations related to all non-studio revenue sharing rental tape purchases. The quantity of purchases is subject to availability by the supplier and the established credit limit for the Company.

10. Income Taxes

  Income (loss) before income taxes consisted of the following:

                                                    Fiscal Year Ended April
                                                              30,
                                                   ---------------------------
                                                    1997     1998      1999
                                                   ------  --------  ---------
                                                        (In thousands)
United States..................................... $5,525  $(21,308) $ (94,635)
Canada............................................  2,437       712    (12,908)
                                                   ------  --------  ---------
Net income (loss) before income taxes............. $7,962  $(20,596) $(107,543)
                                                   ======  ========  =========

  Income tax expense is as follows:

                                                    Fiscal Year Ended April
                                                              30,
                                                   ---------------------------
                                                    1997     1998      1999
                                                   ------  --------  ---------
                                                        (In thousands)
Current:
  Federal......................................... $1,384  $ (1,812) $     154
  State...........................................    422        52        100
  International...................................     50       --         --
                                                   ------  --------  ---------
                                                    1,856    (1,760)       254
Deferred:
  Federal.........................................    413    (3,706)   (30,093)
  State...........................................    (15)   (1,062)    (5,786)
  International...................................  1,088       412     (5,695)
                                                   ------  --------  ---------
                                                    1,486    (4,356)   (41,574)
  Less: Valuation allowance.......................    --        --      44,148
                                                   ------  --------  ---------
                                                    1,486    (4,356)     2,574
                                                   ------  --------  ---------
Total income tax expense (benefit)................ $3,342  $ (6,116) $   2,828
                                                   ======  ========  =========

                              VIDEO UPDATE, INC.

  Components of the net deferred tax asset, resulting from differences in book and income tax accounting methods, are as follows:

                                                            Fiscal Year Ended
                                                                April 30,
                                                            -------------------
                                                              1998      1999
                                                            --------  ---------
                                                              (In thousands)
Deferred income tax liabilities:
  Tax over book depreciation and amortization.............. $ (4,798) $     --
  Tax over book mergers basis adjustment...................     (254)       --
                                                            --------  ---------
    Deferred income tax liabilities........................   (5,052)       --
Deferred income tax assets:
  Book over tax depreciation and amortization..............      --       9,853
  Book over tax deferred expense...........................      --         738
  Book over tax rent expense...............................    1,613      2,339
  Book over tax deferred revenue...........................      --          25
  Book over tax employment related accruals................    2,414      2,586
  Net operating loss carryforwards.........................    1,649     24,372
  Book over tax restructuring and other accruals...........    1,968      4,235
                                                            --------  ---------
    Deferred income tax assets.............................    7,644     44,148
Deferred tax asset valuation allowance.....................      --     (44,148)
                                                            --------  ---------
                                                               7,644        --
                                                            --------  ---------
Net deferred income tax assets............................. $  2,592  $     --
                                                            ========  =========

  The reconciliation of the federal statutory rate (34%) to the Company's effective income tax rate is as follows:

                                               Fiscal Year Ended April 30,
                                               -------------------------------
                                                 1997      1998        1999
                                               --------- ---------   ---------
                                                      (In thousands)
Federal tax at statutory rate.................     34.0%     (34.0)%     (34.0)%
State tax, net of federal benefit.............      2.8       (3.3)       (3.6)
Release of escrow shares......................      0.0        5.8         0.0
International.................................      3.5        0.5        (1.3)
Goodwill amortization.........................      1.0        0.7         0.3
Other.........................................      0.7        0.6         0.0
Change in valuation allowance.................      0.0        0.0        41.2
                                               --------  ---------   ---------
                                                   42.0%     (29.7)%       2.6%
                                               ========  =========   =========

  Realization of the future tax benefits related to the deferred assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

  At April 30, 1999, the Company has United States federal and state tax loss carryforwards of approximately $84 million which expire between the years 2007 to 2014. Approximately $20 million of the net operating loss carryforward is limited to $1.5 million each year in accordance with the Internal Revenue Code.

                              VIDEO UPDATE, INC.

11. Supplemental Cash Flow Information

                                                          Fiscal Year Ended
                                                              April 30,
                                                        ----------------------
                                                         1997   1998    1999
                                                        ------ ------- -------
                                                            (In thousands)
Interest paid.......................................... $  390 $ 3,223 $12,345
Income taxes paid (refunded)........................... $1,394 $ 1,725 $(2,175)
Common stock issued in Moovies acquisition............. $  --  $28,200 $   --

12. Stockholders' Equity

 Class A Common Stock; Class B Common Stock

  In connection with the Company's initial public offering, all of the holders of the Company's Class B Common Stock placed on a pro rata basis, an aggregate of 1,300,000 shares (the "Escrow Shares") into escrow. As a result of the Stockholders' vote to release 90% of the shares from escrow in fiscal 1998, the remaining 130,000 shares were forfeited. The shares released from escrow and the remaining 700,000 shares of Class B Common Stock outstanding were converted into Class A Common Stock. As a result, as of April 30, 1998 and 1999, there were no shares of Class B Common Stock outstanding.

  The Securities and Exchange Commission requires that the release of the Escrow Shares to officers, directors, employees and consultants of the Company be recognized as a compensatory non-cash compensation expense in the statement of operations with a corresponding offset as an increase to additional paid-in capital. As such, stockholders' equity in total did not change. The expense of $3,546,000 was equal to the fair market value of the Escrow Shares on the date of release.

 Shareholders' Rights Agreement

  In April 1998, the Board of Directors approved the declaration of a dividend of one preferred share purchase right (a "Right") for each outstanding share of Class A Common Stock, par value $.01 per share (the "Common Shares") and for each outstanding Class B Warrant ("Warrants"), of the Company. The dividend was paid on April 24, 1998 (the "Record Date") to the stockholders and Class B Warrant holders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share (the "Preferred Shares"), of the Company at a price of $20.00 per one one-hundredth of a Preferred Share (the "Purchase Price") subject to adjustment.

  Until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding Common Shares (an "Acquiring Person") or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding Common Shares (the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Common Shares or Warrant certificates outstanding as of the Record Date, by such Common Share certificate or such Warrant certificate, as the case may be.

  In the event that any person or group or affiliated of associated persons becomes an Acquiring Person, proper provision shall be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereafter be void), will thereafter have the right to receive upon exercise--in lieu of Preferred Shares--that number of Common Shares having a market value of two times the exercise price of the Right. At any time after any person or group becomes an Acquiring Person and prior to the acquisition by

                              VIDEO UPDATE, INC.

such person or group of 50% or more of the outstanding Common Shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which will have become void), in whole or in part, at an exchange ratio of one Common Share, or one one-hundredth of a Preferred Share (or of a share of a class or series of the Company's preferred stock having equivalent rights, preferences and privileges), per Right (subject to adjustment).

  Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

 Warrants--Class A and B

  Each of the units sold in connection with the Company's public offerings consisted of one share of Class A Common Stock of the Company, one Class A Warrant and one Class B Warrant. The components of the units were separately transferable immediately. When issued, each Class A Warrant, upon its exercise, entitled the holder to purchase one share of the Company's Class A Common Stock and one Class B Warrant. The Class A Warrant exercise price was $6.50 per share subject to certain adjustments. In August 1995, the Company called for redemption all of its outstanding Class A Warrants. The redemption date set forth in the Notice of Redemption was September 7, 1995. Approximately 4,502,000 Class A Warrants were exercised resulting in net proceeds to the Company of approximately $28,414,000. At April 30, 1999, the Company had Class B Warrants outstanding enabling the holders the ability to purchase approximately 8,005,000 shares of Class A Common Stock at $8.75 per share. Such warrants expired in July 1999. In addition, there were 500,000 Class B Warrants outstanding that were issued by the Company in a 1994 bridge financing. These warrants provided the holders the ability to purchase the underlying Class A Common Stock of the Company at $8.75 per share and expired in July 1999.

 Blair Options

  At April 30, 1999 the Company had 117,500 shares of Class A Common Stock reserved for issuance upon exercise of the Unit Purchase Option (the "Initial Option") at an aggregate exercise price of $734,375, issued to D.H. Blair Investment Banking Corp. ("Blair") in connection with its services as underwriter of the Company's initial public offering; 230,550 shares of Class A Common Stock reserved for issuance upon exercise of the Unit Purchase Option (the "Subsequent Option") at an aggregate exercise price of $1,033,500, issued to Blair or its' affiliates in connection with its services as underwriter of the Company's subsequent public offering (collectively, the Initial Option and the Subsequent Option are referred to as the "Blair Options"); 348,050 shares of Class A Common Stock reserved for issuance upon exercise of the redeemable Class A Warrants (the "Class A Warrants") underlying the Blair Options, at an exercise price of $6.50 per share; and 696,100 shares of Class A Common Stock issuable upon exercise of the Class B Warrants underlying the Blair Options, at an exercise price of $8.75 per share. The issuable Class A Warrants and the issuable and outstanding Class B Warrants underlying the Blair Options expired in July 1999.

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

  In September 1994, the Board of Directors approved the Formula Stock Option Plan (the "Formula Plan") whereby 50,000 shares of Class A Common Stock have been reserved. The Formula Plan provides for the

                              VIDEO UPDATE, INC.

granting of options to non-management directors of the Company. The exercise price for the incentive stock options granted under the plan may not be less than the fair market value of the Class A Common Stock on the date the option is granted. To date, none of these options have been exercised.

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

  In January 1998, the Board of Directors approved an additional stock option plan (the "1998 Plan"). The 1998 Plan provides for the granting of up to 1,750,000 options to eligible individuals to purchase shares of Class A Common Stock of the Company. Options under the 1998 Plan may be incentive stock options or non-qualified stock options. The exercise price for the incentive stock options granted under the plan may not be less than the fair market value of the Class A Common Stock on the date the option is granted. To date, none of these options have been exercised.

  In August 1999, the Board of Directors approved the repricing of approximately 1,360,000 stock options to $1.06 per share.

  In fiscal 1997, the Company adopted the disclosure-only provision of SFAS No. 123 for Stock-based Compensation. SFAS No. 123 allows companies to continue to account for those plans using the accounting prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees". The Company has elected to continue to account for stock-based compensation using APB 25, making pro forma disclosure of net earnings and earnings per share as if the fair value based method had been applied.

  Accordingly, no compensation expense has been recorded for the stock option plans. Had compensation expense for the stock option plans been determined based on the fair value at the date of grant for awards in fiscal 1997, 1998, and 1999, consistent with SFAS No. 123, the Company's net earnings and earnings per share for the fiscal years shown below would have been reported as follows:

                                                     1997    1998      1999
                                                    ------ --------  ---------
                                                         (In thousands,
                                                    except per share amount)
Net income (loss)--pro forma....................... $4,217 $(15,700) $(111,481)
Basic net income (loss) per share--pro forma....... $  .27 $   (.77) $   (3.81)
Diluted net income (loss) per share--pro forma..... $  .26 $   (.77) $   (3.81)

                              VIDEO UPDATE, INC.

  The fair market value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                          1997    1998    1999
                                                         ------- ------- -------
   Expected dividend yields.............................      0%      0%      0%
   Expected stock price volatility......................   42.5%   88.9%   69.5%
   Risk free interest rate..............................    5.1%    5.5%    4.6%
   Expected life of options............................. 5 years 5 years 5 years

  The pro forma effect of net income and earnings per share is not representative of the pro forma earnings in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

  The weighted average fair value for options granted during fiscal 1997, 1998 and 1999 is $1.89, $1.45 and $0.83 per share, respectively.

  Option activity is summarized as follows:

                                                                    Weighted
                                                    Outstanding Average Exercise
                                                      Options   Price Per Share
                                                    ----------- ----------------
   Outstanding at April 30, 1996...................    534,450        5.15
     Granted.......................................    861,200        4.14
     Exercised.....................................     (1,000)       4.31
     Canceled......................................    (13,700)       5.45
                                                     ---------
   Outstanding at April 30, 1997...................  1,380,950        4.53
     Granted.......................................  1,015,402        6.93
     Exercised.....................................        --          --
     Canceled......................................   (193,650)       4.49
                                                     ---------
   Outstanding at April 30, 1998...................  2,202,702        5.64
     Granted.......................................    174,000        1.06
     Exercised.....................................        --
     Canceled......................................   (733,202)       7.36
                                                     ---------
   Outstanding at April 30, 1999...................  1,643,500        4.17
                                                     ---------
   Exercisable at April 30, 1997...................    293,480        5.40
   Exercisable at April 30, 1998...................  1,021,578        7.85
   Exercisable at April 30, 1999...................    947,923        4.95

  The following table summarizes information concerning currently outstanding and exercisable options:

                                  Weighted
                                  Average   Weighted              Weighted
                                 Remaining  Average               Average
       Range of        Options   Contracted Exercise    Number    Exercise
   Exercise Prices   Outstanding    Life     Price   Exerciseable  Price
   ---------------   ----------- ---------- -------- ------------ --------
        $0 to $3.50     529,000     9.15     $2.45     116,583     $3.14
     $3.51 to $5.00     807,600     7.24      4.06     583,650      4.07
     $5.01 to $8.00     231,150     3.17      5.95     171,940      6.01
    $8.01 to $12.00      47,600     5.10     10.58      47,600     10.58
   $12.01 to $16.00      28,150     6.62     14.51      28,150     14.51
   ----------------   ---------     ----     -----     -------     -----
       $0 to $16.00   1,643,500     7.21     $4.17     947,923     $4.95
   ================   =========     ====     =====     =======     =====

                              VIDEO UPDATE, INC.

14. Acquisitions

  During fiscal year 1997 and 1998, the Company acquired, in 11 transactions, one video retail store previously operated by Video Update franchisees, and 341 video retail stores operated by unaffiliated third party operators (the "Acquisitions"). There were no acquisitions in fiscal year 1999. The purchase method of accounting has been used to account for each of the Acquisitions and the Acquisitions are included in the Company's consolidated financial statements from the date of acquisition.

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

  During fiscal 1998, the Company acquired, in 1 transaction, 267 retail stores. The aggregate purchase price of this acquisition totaled approximately $83,458,900 included approximately $50,171,200 in assumed indebtedness, approximately $5,087,500 in transaction costs, and 9,303,927 shares of Class A Common Stock valued at approximately $28,200,200. The excess of the cost over the estimated fair value of the assets acquired (goodwill) of approximately $46,291,000 is being amortized over 20 years on a straight-line basis.

  The following unaudited pro forma information presents the consolidated results of operations of the Company as if the fiscal year 1997 and 1998 acquisitions had been completed at the beginning of the year in which the acquisition occurred and the immediately preceding year. There were no acquisitions in fiscal 1999. In the opinion of the Company's management, all adjustments necessary to present fairly such pro forma summary have been made based on the terms and structure of the transactions.

                                                   Fiscal Year Ended April 30,
                                                   ---------------------------
                                                       1997          1998
                                                   ------------- -------------
                                                    (In thousands, except per
                                                           share data)
   Revenues....................................... $     200,244 $     248,134
   Net income (loss) from continuing operations... $       9,558 $     (28,562)
   Basic net income (loss) per share.............. $         .33 $        (.98)
   Diluted net income (loss) per share............ $         .32 $        (.98)

  This unaudited pro forma financial summary does not necessarily indicate the actual results had the Acquisitions occurred at the beginning of the respective periods, nor do they purport to indicate the results of future operations of the Company.

  During October 1996, a cash deficiency payment was made with regard to one acquisition in the cash amount of $87,135. During November 1996, a cash deficiency payment was made with regard to one acquisition in the amount of $88,547. Also, during November 1996, the Company satisfied a deficiency payment of $77,951 with regard to one acquisition with 15,106 shares of Class A Common Stock. During fiscal 1998, cash deficiency payments were made with regard to one acquisition in the amount of $1,327,000. In addition, in fiscal 1998, 65,750 shares placed in escrow as a result of an acquisition were cancelled.

  In connection with an acquisition that the Company completed in fiscal 1996, the Company was obligated to make deficiency payments to the sellers equal to the difference between a guaranteed price for each share issued, and the actual market price obtained for such shares as of specified dates. During fiscal 1999, deficiency payments of approximately $181,000 were made with respect to this acquisition and in June 1999 a final payment of approximately $71,000 (including approximately $60,000 for deficiency payments) was made in full settlement of all obligations related to the sellers.

                              VIDEO UPDATE, INC.

  The Company is currently disputing a deficiency payment allegedly due with respect to 239,163 shares which were issued to a seller in the Videoland acquisition (see Note 18 of the Notes to Consolidated Financial Statements "Legal Proceedings"); the seller is claiming a deficiency payment of approximately $1,220,000 based on proceeds from the sale of Class A Common Stock during the six month period of March 1996 to September 1996. The Company has the option of satisfying approximately $1,220,000 (with respect to 239,163 shares) through the issuance of additional shares of Class A Common Stock.

15. Geographic Business Operations

  The Company owns and operates retail video stores in the United States and in Canada. A summary of the Company's operations by geographic area is presented for fiscal 1997, 1998, and 1999. All inter-company revenues and expenses have been eliminated.

                                                          Operating   Long-Lived
                                               Revenues Income (Loss)   Assets
                                               -------- ------------- ----------
                                                        (In thousands)
   Fiscal 1997
     United States............................ $ 71,650   $  6,913     $ 65,749
     Canada...................................   20,149      1,480       20,117
                                               --------   --------     --------
                                               $ 91,799   $  8,393     $ 85,866
                                               ========   ========     ========
   Fiscal 1998
     United States............................ $116,958   $(17,579)    $150,061
     Canada...................................   39,196      1,346       26,560
                                               --------   --------     --------
                                               $156,154   $(16,233)    $176,621
                                               ========   ========     ========
   Fiscal 1999
     United States............................ $212,980   $(81,748)    $ 97,268
     Canada...................................   41,116    (12,777)      13,560
                                               --------   --------     --------
                                               $254,096   $(94,525)    $110,828
                                               ========   ========     ========

16. Financial Instruments with Off-Balance-Sheet Risk and Fair Value of Financial Instruments

  The Company is party to financial instruments with off-balance-sheet risk which are entered into in the normal course of business to meet its financing needs and to manage its exposure to fluctuations in market rates. These financial instruments include swap agreements and interest rate caps. The instruments involve, to a varying degree, elements of credit and market risk in addition to amounts recognized in the financial statements. The Company does not hold or issue financial instruments for trading purposes.

  The swap agreements are contracts to exchange fixed and floating payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of such agreements are used to measure amounts to be paid or received and do not represent the amount of the exposure to credit loss. The amounts to be paid or received under the swap agreements are accrued consistently with the terms of the agreements and market rates. The agreements are with major financial institutions which are currently expected to fully perform under the terms of the agreements, thereby mitigating the credit risk from the transactions in the event of nonperformance by the counter-parties. In addition, the Company continuously monitors the credit ratings of the counter-parties, and the likelihood of default is considered remote.

                              VIDEO UPDATE, INC.

  The Company had two interest rate swaps at April 30, 1999 as detailed below.

  The notional amount of the first variable-to-fixed swap agreements totaled $14,700,000 at April 30, 1999, with a pay rate of 6.737% and a receive rate of 4.99% based on three month LIBOR. The agreement expires in April 2000.

  The notional amount of the second variable-to-fixed swap agreement is $4,920,000 which will be in effect beginning April 30, 2000, with a pay rate of 5.94% and a receive rate based on three month LIBOR. The agreement expires April 2001.

  The carrying amounts and estimated fair values of the Company's swap instrument at April 30, 1999 are as follows (in thousands):

                                                             Carrying    Fair
                                                            Amount (A) Value (A)
                                                            ---------- ---------
   Swap agreements expiring April 2000.....................    $ 0       $(117)
   Swap agreements expiring April 2001.....................    $ 0       $  15

(A) Carrying amount represents accrued payments under the swap agreements. The fair value represents the estimated amount that the Company would receive/(pay) to the counter-parties to terminate the swap agreement at April 30, 1999. (B)

17. Quarterly Financial Data (Unaditied)

  Selected quarterly financial data is as follows (in thousands, except per share data):

                                             1st      2nd      3rd      4th
               Fiscal 1999                 Quarter  Quarter  Quarter  Quarter
               -----------                 -------  -------  -------  --------
Revenue................................... $61,693  $62,184  $70,692  $ 59,527
Operating income (loss)(1)................  (3,103)  (9,486)   1,160   (83,096)
Net income (loss).........................  (6,478) (12,629)  (2,123)  (89,141)
Basic earnings per share..................   (0.22)   (0.43)   (0.07)    (3.05)
Diluted earnings per share................ $ (0.22) $ (0.43) $ (0.07) $  (3.05)
                                             1st      2nd      3rd      4th
               Fiscal 1998                 Quarter  Quarter  Quarter  Quarter
               -----------                 -------  -------  -------  --------
Revenue................................... $30,806  $33,131  $41,782  $ 50,435
Operating income (loss)(1)................     945     (636)   4,093   (20,635)
Net income (loss).........................     110   (1,007)   1,808   (15,391)
Basic earnings per share..................    0.01    (0.05)    0.10     (0.77)
Diluted earnings per share................ $  0.01  $ (0.05) $  0.10  $  (0.77)

--------
(1) Certain reclassifications have been made to conform with the 1999 fiscal year-end presentation.

18. Legal Proceedings

  In connection with the acquisition of the assets of Videoland, Inc. ("Videoland") in November 1995, the Company issued 239,163 shares of its Class A Common Stock (the "Videoland Shares") to the sellers of the assets of Videoland (the "Videoland Sellers"). With respect to the Videoland Shares, the Company agreed to make a deficiency payment in October 1996 to the Videoland Sellers if the gross proceeds received by such sellers from the sale of the Videoland Shares during the six months from March 1996 through September 1996 is not equal to the number of shares of Videoland Shares sold multiplied by $12.00. The Videoland Sellers were subject to certain "lockup" or sale restrictions as a condition to any deficiency payment. The Company initiated

                              VIDEO UPDATE, INC.

an action in federal district court in Minnesota for a declaratory judgment that the Videoland Sellers are not entitled to any deficiency payment in light of the failure by such sellers to comply with the lockup or sale restrictions. In January 1998, the court entered a judgment, payable in the Company's stock or cash, against the Company in the amount of $1,220,403 plus interest from October 1996, and attorney's fees. The Eighth Circuit recently denied the Company's appeal. The Company is exploring further avenues of relief. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action.

  In May 1998, Rousnam Video, Inc., a Michigan corporation and Hani (Al) Monsour (collectively "Monsour") filed a lawsuit in state court (Macomb County, Michigan) claiming amounts due pursuant to post-closing adjustments contemplated in connection with an Asset Purchase Agreement among Monsour and Moovies, Inc. dated as of March 14, 1997, and the alleged default on a Promissory Note among Monsour and Moovies, Inc. in the amount of $2,000,000 which is currently reflected in notes payable. The trial court has ruled in favor of the plaintiffs on a motion for summary judgment, and a judgment for $2,370,195 has been entered against the Company. The Company believes it has meritorious grounds for its appeal which is currently pending, although assurances cannot be given as to the outcome of such action. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action.

  In May 1998, four stockholders filed suit in the US District Court for the Central District of California. The Plaintiff stockholders allege that Mr. Potter and the Company made false and misleading statements or omitted material information about the Company and the video industry during the period April 1995 to September 1996, the date of its subsequent public offering. Plaintiffs are seeking "at least the sum of $967,967," plus interest, additional damages and attorneys' fees. The Company and Mr. Potter believe that the claims are unsubstantiated, without merit and they intend to defend the matter vigorously. A motion to dismiss the First Amended Complaint was granted, but the court allowed Plaintiffs to re-file. At present, the Second Amended Complaint has been filed. The Company is in the process of discovery, which is not scheduled to close until December 1999. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action.

  In August 1998, the Company filed suit in federal court in Oregon against Rentrak Corporation, an Oregon Corporation. The Company alleges that Rentrak has violated the federal antitrust law, given Rentrak's position in the market and its exercise of monopoly power. Rentrak has counter-claimed for amounts it alleges were owed by Moovies, Inc. prior to the acquisition of Moovies, Inc. by the Company; the Company has denied that any sums are due. Discovery in the matter is now scheduled to be completed in December 1999. The Company intends to pursue its claims aggressively, although assurances cannot be given as to the outcome of this matter. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action.

  On June 20, 1999, Allen Industries, Inc., a North Carolina corporation, filed a lawsuit against the Company claiming approximately $3 million in unpaid invoices arising out of the conversion of various Moovies stores. The Company has asserted that Allen Industries breached its contract and performed defective work. The Company believes that the claims of Allen Industries are unsubstantiated and without merit. The Company intends to defend the matter vigorously. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action.

  On April 12, 1999, Sight and Sound Distributors, Inc., a Delaware corporation, filed a lawsuit in state court (St. Louis County, Missouri) alleging that the Company owes approximately $7.7 million for goods and services purchased from Sight & Sound. The Company filed its answer denying liability and alleging entitlements to off-sets and credits in the amount of $3.5 million. The Company is in the process of discovery. A required settlement conference has been scheduled for December 20, 1999. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action.

                              VIDEO UPDATE, INC.

  In addition to the above, the Company is involved in various legal proceedings arising during the normal course of conducting business. Management believes that the resolution of these proceedings will not have any material adverse impact on the Company's financial statements.

19. Change in Fiscal Year-End

  In December 1998, the Company's Board of Directors approved a resolution changing the Company's fiscal year-end from April 30 to January 31, effective January 31, 2000.

20. Subsequent Events

  On May 11, 1999, the Company provided a 12% interest bearing promissory note to Ingram Entertainment, Inc. ("Ingram") for $14,000,000 for the settlement of accounts payable to be repaid in monthly installments through May 11, 2002. The Company also issued Ingram a warrant to purchase 1,000,000 shares of Class A Common Stock for an aggregate purchase price of $810,000 which expires May 11, 2004.

  In August 1999, the Board of Directors approved the repricing of approximately 1,360,000 stock options to $1.06 per share.

  Effective May 28, 1999, the Company and the bank syndicate amended the terms of the Senior Facility to, among other things; (i) increase the overall Senior Facility with a new tranche of C Term loans in the aggregate amount of $10.5 million maturing June 2006, and bearing 12% interest; (ii) revise certain financial covenants; (iii) revise and defer certain principal payments; (iv) increase the overall interest rate by 0.75%; and (v) reflect the issuance of 7,481,250 warrants at $0.8719 per share expiring June 2006. The Company is using proceeds of the new C Term loans for, among other things, the purchase of rental inventory, payments related to expected store closings, trade payables, and debt service. The Company believes that its relationship with the Senior Facility lenders is satisfactory and that it would be able to obtain any necessary waivers, amendments or modifications to the Senior Facility if the Company's operating performance causes it to fall short of certain financial covenants in the Senior Facility, although no assurances can be given. If the Company is unable to maintain such a level of operations, it will be required to reduce its overall expenditures and expansion plans to comply with the covenants and requirements of the Senior Facility. Additionally, any failure by the Company to maintain its level of operations within the covenants and requirements of the Senior Facility could cause the Company to be in default thereunder, allowing the lenders to take legal action against the Company, including but not limited to, the immediate acceleration of payment of borrowed funds, which could materially and adversely affect the Company's operations. The immediate acceleration of debt thereunder or the lack of further borrowing capacity, in whole or in part, would have a material adverse effect on the Company's operations and financial condition.

21. Management's Plan

  During fiscal 2000, the Company is proceeding with actions intended to enhance prospects for revenue growth and profitability including the closing of approximately 70 under-performing locations; and the continued pursuit of additional direct revenue sharing arrangements with motion picture studios, which arrangements allow the Company to provide additional copies of rental titles. The Company continues to evaluate opportunities to reduce costs and improve revenues. The Company has maintained a longstanding and satisfactory relationship with its primary product vendors and has negotiated extended payment terms with several of these vendors. The loss of its primary product vendors could have a material adverse effect on the Company. The Company will continue to focus on reducing the aged accounts payable with payments, the extension of terms, and negotiated settlements. If the Company is unable to reduce the aged accounts payable to the satisfaction of the trade creditors, it could have a material adverse effect on the Company. The Company's principal capital requirements are for the purchase of rental inventory, payments related to approximately 70 store closings, payments related to aged accounts payable, payments of interest and principal related to the credit/term loan facility (the "Senior Facility") and the Ingram Entertainment Inc. note, and potential acquisitions that fit its growth strategies. Assuming the Company is able to maintain a satisfactory relationship with its selected vendors, its bank lenders,

                              VIDEO UPDATE, INC.

and its trade creditors, the Company expects that cash from operations, trade credits, equipment leases, available revenue sharing arrangements, and available borrowings under the Senior Facility will be sufficient to fund future inventory purchases and other working capital needs for the next 12 months, although no assurances can be given that the Company will not require additional sources of financing as a result of disappointing operating results, or unanticipated cash needs or opportunities. Moreover, no assurances can be given that such additional funds will be available on satisfactory terms, if at all. If the Company is unable to obtain such additional financing, the Company may be required to reduce its overall expenditures and the Company's ability to maintain or expand its current level of operations could be materially and adversely affected.