Form 10-Q
period 1999-07-31
VIDEO UPDATE INC
filed 1999-09-16
CIK 920042

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31, 1999

                                      or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____  to  _____

                       Commission file number:  0-24346
                                                -------


                              VIDEO UPDATE, INC.
                               -----------------
            (Exact Name of Registrant as Specified in its Charter)

                 Delaware                             41-1461110
     -------------------------------           -----------------------
     (State or Other Jurisdiction of           (I.R.S. Employer
     Incorporation or Organization)            Identification No.)

                            3100 World Trade Center
                             30 East 7/th/ Street
                          St. Paul, Minnesota  55101
              ---------------------------------------------------
                   (Address of Principal Executive Offices)
                                  (Zip Code)

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

Yes   X     No __
    ----

     The number of shares of Class A Common Stock, $.01 par value, outstanding at September 13, 1999 is 29,278,457.

                              VIDEO UPDATE, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                                  PAGE NO.
------------------------------                                                  --------
Item 1.   Financial Statements

          Consolidated Balance Sheets - April 30, 1999 and July 31, 1999            3

          Consolidated Statements of Operations - Three Months ended
                   July 31, 1998 and July 31, 1999                                  4

          Consolidated Statements of Cash Flows - Three Months ended
                   July 31, 1998 and July 31, 1999                                  5

          Notes to Consolidated Financial Statements - July 31, 1999                6

Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                        8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk               15


PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                        16

Item 6.   Exhibits and Reports on Form 8-K                                         17

SIGNATURES                                                                         17

                                    2 of 17

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

                              Video Update, Inc.
                          Consolidated Balance Sheets
              (In thousands, except share and per share amounts)

                                               Assets
                                                                           April 30,       July 31,
                                                                              1999           1999
                                                                         ---------------------------
                                                                                        (Unaudited)
Cash and cash equivalents                                                $     1,235    $      1,211
Accounts receivable                                                            3,826           3,410
Merchandise inventory                                                          6,393           6,578
Video and game rental inventory - net                                         45,040          44,551
Property and equipment - net                                                  59,395          56,852
Prepaid expenses                                                               6,419           2,126
Goodwill - net                                                                77,715          76,633
Other assets                                                                   7,185           7,555
                                                                         -----------    ------------
             Total assets                                                $   207,208    $    198,916
                                                                         ===========    ============

                     Liabilities And Stockholders' Equity

Notes payable                                                            $   116,014    $    141,752
Accounts payable                                                              56,055          24,060
Accrued expenses                                                              23,054          19,325
Accrued rent                                                                   7,118           6,896
Accrued compensation                                                           8,062           7,500
                                                                         -----------    ------------
             Total liabilities                                               210,303         199,533
                                                                         -----------    ------------
Commitments and contingencies

Preferred Stock, par value $.01 per share:
    Authorized shares -- 5,000,000
    Issued shares - none                                                          --              --
Class A Common Stock, par value $.01 per share:
    Authorized shares -- 60,000,000
    Issued and outstanding shares -- 29,278,457 at April 30,
      1999 and July 31, 1999                                                     293             293
    Additional paid-in capital                                               116,372         120,776
    Retained deficit                                                        (118,045)       (119,909)
    Foreign currency translation                                              (1,715)         (1,777)
                                                                         -----------    ------------
             Total stockholders' equity                                       (3,095)           (617)
                                                                         -----------    ------------
             Total liabilities and stockholders' equity                  $   207,208    $    198,916
                                                                         ===========    ============



                            See accompanying notes.

Note: The balance sheet at April 30, 1999 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                    3 of 17

                              Video Update, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                              Three Months Ended July 31,
                                                            1998                       1999
                                                     ---------------            ---------------
Revenues:
    Rental revenue                                   $        55,297            $        53,967
    Product sales                                              6,086                      5,900
    Service fees                                                 310                        197
                                                     ---------------            ---------------
                                                              61,693                     60,064

Costs and expenses:
    Store operating expenses                                  54,714                     50,884
    Selling, general and administrative                        5,556                      4,460
    Cost of product sales                                      3,548                      3,212
    Store closing charge                                          --                     (1,653)
    Amortization of goodwill                                     951                      1,075
                                                     ---------------            ---------------
                                                              64,769                     57,978
                                                     ---------------            ---------------


Operating income (loss)                                       (3,076)                     2,086

Interest expense                                              (3,473)                    (3,997)
Other income                                                      71                         47
                                                     ---------------            ---------------
                                                              (3,402)                    (3,950)
                                                     ---------------            ---------------

Loss before income taxes                                      (6,478)                    (1,864)
Income tax expense                                                --                         --
                                                     ---------------            ---------------
Net loss                                             $        (6,478)           $        (1,864)
                                                     ===============            ===============

Net loss per share, basic                            $         (0.22)           $         (0.06)
                                                     ===============            ===============
Net loss per share, diluted                          $         (0.22)           $         (0.06)
                                                     ===============            ===============



                            See accompanying notes.

                                    4 of 17

                              Video Update, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In Thousands)

                                                                              Three Months Ended July 31,
                                                                            1998                  1999
                                                                     ----------------       ----------------
Operating Activities
    Net loss                                                         $      (6,478)         $   (1,864)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:

     Depreciation and amortization                                          19,636              16,554
     Store closing reserve                                                      --              (1,653)
     Accrual adjustment                                                         --              (2,900)
     Loss on disposal of property and equipment                                 46                  --
     Changes in operating assets and liabilities:
         Accounts receivable                                                  (188)                416
         Merchandise inventory                                              (3,452)               (185)
         Income taxes                                                          539                  --
         Other assets                                                         (273)              3,466
         Accounts payable                                                    8,801              (8,595)
         Accrued rent                                                          643                (222)
         Accrued liabilities                                                    42              (2,638)
                                                                     -------------          ----------
Net cash provided by operating activities                                   18,334               2,379

Investing Activities
     Purchase of video and game rental inventory                           (15,688)            (11,536)
     Purchase of property and equipment                                     (3,490)               (256)
                                                                     -------------          ----------
Net cash used in investing activities                                      (19,178)            (11,792)

Financing Activities
     Proceeds from notes payable                                             2,000              22,700
     Payments of notes payable                                                (207)            (13,249)
                                                                     -------------          ----------
Net cash provided by financing activities                                    1,793               9,451
                                                                     -------------          ----------

Effect of exchange rate changes on cash                                       (982)                (62)
Increase in cash and cash equivalents                                          949                 (24)
Cash and cash equivalents at beginning of the period                         1,433               1,235
                                                                     -------------          ----------
Cash and cash equivalents at end of the period                       $       2,382          $    1,211
                                                                     =============          ==========


                            See accompanying notes.


                                    5 of 17

                              VIDEO UPDATE, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 31, 1999
                                  (Unaudited)

1. General

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 1999 are not necessarily indicative of the results that may be expected for the nine months ending January 31, 2000 (in December 1998, the Company's Board of Directors approved a resolution changing the Company's fiscal year-end from April 30 to January 31, effective January 31, 2000). Certain prior year items have been reclassified to conform with the fiscal 2000 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1999.


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

     The following table is a reconciliation of the basic and diluted earnings per share computation:

                                                                                 Three Months Ended July 31,
                                                                              ------------------------------
                                                                                    1998               1999
                                                                              ------------------------------
                                                                                 (In thousands, except per
                                                                                       share amounts)
Numerator:
Numerator for basic and diluted earnings per share-- net loss                 $     (6,478)      $    (1,864)
                                                                              ============       ===========

Denominator:
Denominator for basic earnings per share-- weighted-average shares
    Class A common shares                                                           29,278            29,278
    Class B common shares                                                               --                --
                                                                              ------------       -----------

Denominator for basic earnings per share                                            29,278            29,278
Effect of dilutive securities:
    Contingent stock acquisition                                                        --                --
                                                                              ------------       -----------
Dilutive potential common shares                                                        --                --
                                                                              ------------       -----------
Denominator for diluted earnings per share--adjusted weighted-average
    shares and assumed conversions                                                  29,278            29,278
                                                                              ============       ===========

Basic net loss per share                                                      $      (0.22)      $     (0.06)
                                                                              ============       ===========

Diluted net loss per share                                                    $      (0.22)      $     (0.06)
                                                                              ============       ===========


                                    6 of 17

3. Comprehensive Loss

     As of May 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the Company's net income (loss) or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. Prior years' financial statements have been reclassified to conform to the requirements of Statement
130. During the first quarter of fiscal 1999 and 2000, total comprehensive loss amounted to $7,460,000 and $1,926,000 respectively.


4. Income Tax Expense

     At the end of the July 31, 1999 quarter, the Company estimated that its effective tax rate for the year ended January 31, 2000 would be 0%. The Company has therefore used this rate in providing for income taxes in the current quarter. The Company will evaluate and estimate its effective tax rate at the end of each interim period during fiscal 2000.

5. Provision for Store Closing and Other Charges

    During the first quarter of fiscal 2000, approximately $76,000 was expended for lease terminations and miscellaneous closing costs related to the 1998 business restructuring plan. Successful negotiations of lease terminations resulted in an excess reserve of approximately $250,000 that was recorded as an increase to net income.

    During the first quarter of fiscal 2000, approximately $430,000 was expended for lease terminations and miscellaneous closing costs related to the 1999 business restructuring plan. Successful negotiations of lease terminations resulted in an excess reserve of approximately $1,400,000 that was recorded as an increase to net income.

6. Legal Proceedings

    In connection with the acquisition of the assets of Videoland, Inc. ("Videoland") in November 1995, the Company issued 239,163 shares of its Class A Common Stock (the "Videoland Shares") to the sellers of the assets of Videoland (the "Videoland Sellers"). With respect to the Videoland Shares, the Company agreed to make a deficiency payment in October 1996 to the Videoland Sellers if the gross proceeds received by such sellers from the sale of the Videoland Shares during the six months from March 1996 through September 1996 is not equal to the number of shares of Videoland Shares sold multiplied by $12.00. The Videoland Sellers were subject to certain "lockup" or sale restrictions as a condition to any deficiency payment. The Company initiated an action in federal district court in Minnesota for a declaratory judgment that the Videoland Sellers are not entitled to any deficiency payment in light of the failure by such sellers to comply with the lockup or sale restrictions. In January 1998, the court entered a judgment, payable in the Company's stock or cash, against the Company in the amount of $1,220,403 plus interest from October 1996, and attorney's fees. The Company appealed the judgment to the Eighth Circuit. The appeal was denied. The Company is exploring further avenues of relief, including but not limited to the satisfaction of a portion of the judgment by a transfer of the Company's stock, of which no assurances can be given. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action.

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


                                    7 of 17

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

     On April 12, 1999, Sight & Sound Distributors, Inc., a Delaware corporation, filed a lawsuit in state court (St. Louis County, Missouri) alleging that the Company owes approximately $7.7 million for goods and services purchased from Sight & Sound. The parties have reached settlement in this matter which the Company expects will resolve this matter without further litigation. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action.

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

Overview

     The Company franchised its first store in January 1983 and opened its first Company-owned store in September 1989. By July 1994, when the Company completed its initial public offering, the Company had grown to 15 Company-owned stores and 30 franchised stores. Subsequently, the Company substantially accelerated its growth and as of July 31, 1999 operated 617 Company-owned stores in 31 states and five provinces in Canada, and has 52 franchised stores predominantly in the United States. The majority of the Company's stores located in the United States are superstores. Superstores are video specialty stores that carry more than 7,500 rental units.

     The Company generates revenues primarily from the rental of videocassettes and video games, from service fees from its franchisees and from the sale of products. As reflected in the chart below, rental revenues at Video Update stores have accounted for the substantial majority of the Company's revenues. The Company expects that this trend will continue.


                                   8 of 17

                                                    Three Months Ended July 31,
                                             ---------------------------------------
                                                   1998                     1999
                                             -----------------           -----------
                                                         (In thousands)
               Rental revenue                $     55,297                $    53,967
               Product sales                        6,086                      5,900
               Service fees                           310                        197
                                             ------------                -----------
                                             $     61,693                $    60,064
                                             ============                ===========

Operating Results

    The table below sets forth the percentage of revenues represented by certain items included in the Company's statements of operations for the periods indicated.

                                                                               Three Months Ended July 31,
                                                                        ---------------------------------------
                                                                               1998                    1999
                                                                        -------------------       -------------
                    Revenues:
                        Rental revenue                                      89.6%                     89.9%
                        Product sales                                        9.9                       9.8
                        Service fees                                         0.5                       0.3
                                                                   -------------             -------------
                    Total revenues                                         100.0                     100.0

                    Costs and expenses:
                        Store operating expenses                            88.7                      84.7
                        Selling, general and administrative                  9.0                       7.4
                        Cost of product sales                                5.8                       5.4
                        Store closing charge                                  --                      (2.8)
                        Amortization of goodwill                             1.5                       1.8
                                                                   -------------             -------------
                    Total cost and expenses                                105.0                      96.5
                                                                   -------------             -------------
                    Operating income (loss)                                 (5.0)                      3.5

                    Other income (expense):
                        Interest expense                                    (5.6)                     (6.7)
                        Other income                                         0.1                       0.1
                                                                   -------------             -------------
                    Total other income (expense)                            (5.5)                     (6.6)
                                                                   -------------             -------------
                    Loss before income taxes                               (10.5)                     (3.1)
                    Income tax expense                                        --                        --
                                                                   -------------             -------------
                    Net loss                                               (10.5)%                    (3.1)%
                                                                   =============             =============

Three Months Ended July 31, 1998 Compared to Three Months Ended July 31, 1999

     Rental revenue.  Rental revenue was approximately $55,297,000 and
     --------------
$53,967,000, or 89.6% and 89.9% of total revenues for the three months ended July 31, 1998 and 1999, respectively. The decrease in rental revenue of $1,330,000 was primarily attributed to the closing of under-performing stores pursuant to the business restructuring plans of fiscal 1998 and 1999. Of the 71 stores closed since July 31, 1998, 35 relate to the fiscal 1999 business restructuring plan. The reduction of rental revenue that resulted from the business restructuring plan, adopted in the fourth quarter of fiscal year 1999, was partially offset by the increase of approximately 1% of same store sales revenue.



                                    9 of 17

     Product sales.  Product sales were approximately $6,086,000 and $5,900,000,
     -------------
or 9.9% and 9.8% of total revenues for the three months ended July 31, 1998 and 1999, respectively. The decrease in product sales of $186,000 was primarily attributed to the closing of under-performing stores.

     Service fees.  Service fees were approximately $310,000 and $197,000, or
     ------------
0.5% and 0.3% of total revenues for the three months ended July 31, 1998 and 1999, respectively. Continuing service fees and royalties from franchisees accounted for about 84% of total service fees. The decrease of $113,000 in service fees was primarily a result of the closing of franchised stores since the first quarter of fiscal 1999.

     Store operating expenses.  Store operating expenses consist primarily of
     ------------------------
compensation and related expenses including regional management expenses, occupancy expenses, and depreciation and amortization expenses. Operating expenses were approximately $54,714,000 and $50,884,000, or 88.7% and 84.7% of total revenues for the three months ended July 31, 1998 and 1999, respectively. The decrease in store operating expenses of $3,830,000 and the decrease in store operating expenses as a percentage of total revenues was primarily due to the closing of 71 under-performing stores since July 31, 1998 and other cost cutting measures such as review of vendor relationship/accounts including adjustments of amounts previously accrued of approximately $2 million, district manager ratios and employee-to-store hour ratios.

                                                      Three Months Ended July 31,                 Percent of Revenue
                                                     -----------------------------           ----------------------------
                                                       1998                  1999               1998               1999
                                                     -------             ---------           ---------           --------
Cost of rental revenue                          $     16,483          $     15,463              26.7%              25.7%
Occupancy expenses                                    18,209                17,514              29.5               29.2
Compensation and related benefits                     15,243                14,933              24.7               24.9
Furniture, fixtures, and equipment expenses            2,901                 3,627               4.7                6.0
Other store operating (income) expenses                1,878                  (653)              3.1               (1.1)
                                                ------------          ------------          --------            -------
Total store operating expenses                  $     54,714          $     50,884              88.7%              84.7%
                                                ============          ============          ========            =======


     Cost of rental revenue was approximately $16,483,000 and $15,463,000, or 26.7% and 25.7% of total revenues for the three months ended July 31, 1998 and 1999, respectively. Cost of rental revenue reflects the amortization of videocassettes and video games, revenue sharing expenses, and fees paid to videocassette and video game suppliers. The decrease of $1,020,000 was primarily attributable to the closing of 71 under-performing stores since July 31, 1998. The decrease in cost of rental revenue as a percentage of revenues was primarily the result of a change in the method of amortization of rental tapes. Effective February 1, 1999, the Company changed the amortization policy for videos to more appropriately reflect the economics of revenue sharing agreements with studios that result in satisfying consumer demand over a shorter period of time. The adoption of the new method of amortization was accounted for as a change in accounting estimate effected by a change in accounting principle in the fourth quarter of fiscal year 1999. The Company recorded a pre-tax charge of approximately $50,629,000 in the fourth quarter of fiscal year 1999 which had the impact of decreasing amortizable inventory in the first quarter of fiscal year 2000 versus fiscal year 1999.

     Occupancy expenses were approximately $18,209,000 and $17,514,000, or 29.5% and 29.2% of total revenues for the three months ended July 31, 1998 and 1999, respectively. The decrease of approximately $695,000 was primarily due to the closing of 71 under-performing stores since July 31, 1998.

     Compensation and related expenses were approximately $15,243,000 and $14,933,000, 24.7% and 24.9% of total revenues for the three months ended July 31, 1998 and 1999, respectively.

     Selling, general and administrative.  Selling, general and administrative
     -----------------------------------
expenses were approximately $5,556,000 and $4,460,000, or 9.0% and 7.4% of total revenues for the three months ended July 31, 1998 and 1999, respectively. The decrease of approximately $1,096,000 was primarily due to the closing of 71 under-performing stores since July 31, 1998. The expense as a percentage of revenue declined as a result of efficiencies realized in the integration into operations of the acquisitions completed in fiscal year 1998 the vast majority of which represents adjustments of amounts previously accrued.

                                   10 of 17

     Cost of product sales.  Cost of product sales was approximately $3,548,000
     ---------------------
and $3,212,000, or 5.8% and 5.4% of total revenues for the three months ended July 31, 1998 and 1999. The cost of product sales as a percentage of total product sales revenue was approximately 58.3% and 54.4% for fiscal 1998 and 1999, respectively. The decrease in the cost of product sales as a percentage of total product sales was primarily due to a difference in product mix. The Company anticipates that the cost of product sales as a percentage of product sales will remain consistent with historical results, but will fluctuate quarterly based upon customer demands.

     Store closing charge.  During the fourth quarter of fiscal 1999, the
     --------------------
Company adopted a business restructuring plan to close approximately 70 under-performing stores. This resulted in the Company recording a pre-tax charge of approximately $16,135,000 to cover lease termination charges, closing costs and asset write-downs for these stores. During the first quarter of fiscal 2000, 35 stores were closed at a significantly lower cost to the Company than originally planned which resulted in a gain of approximately $1,653,000.

     Amortization of goodwill.  Amortization of goodwill was approximately
     ------------------------
$951,000 and $1,075,000, or 1.5% and 1.8% of total revenues for the three months ended July 31, 1998 and 1999, respectively. The increase as a percentage of total sales was primarily attributable to an increase in goodwill resulting from the revaluation of the net book value of prior acquisitions.

     Interest expense.  Interest expense was approximately $3,473,000 and
     ----------------
$3,997,000, or 5.6% and 6.7% of total revenues for the three months ended July 31, 1998 and 1999, respectively. The increase of $524,000 was primarily attributable to interest on increased borrowings, a 0.75% increase of the overall interest rate, and the issuance of warrants related to the additional term debt resulting in an increase in interest expense.

     Other income.  Other income was approximately $71,000 and $47,000, or  0.1%
     ------------
and 0.1% of total revenues for the three months ended July 31, 1998 and 1999, respectively.

     Income taxes.  At the end of the July 31, 1999 quarter, the Company
     ------------
estimated that its effective tax rate for the year ended January 31, 2000 would be 0%. The Company has therefore used this rate in providing for income taxes in the current quarter. The Company will evaluate and estimate its effective tax rate at the end of each interim period during fiscal 2000.


Liquidity and Capital Resources

     The Company has funded its operations through cash from operations, the proceeds of prior equity and debt offerings, borrowings under bank facilities, trade credit and equipment leases. The Company's principal capital requirements are for the purchase of rental inventory, payments related to approximately 71 store closings, payments related to aged accounts payable, payments of interest and principal related to the Senior Facility (as herein defined) and the Ingram Note (as herein defined).

     At July 31, 1999, the Company had cash and cash equivalents of approximately $1,211,000. The Company uses an unclassified balance sheet in its financial statements, and as a result, does not classify its assets or liabilities as current or non-current. If the Company were to use a classified balance sheet, a portion of videocassette rental inventories would be classified as non-current because they are not assets that are reasonably expected to be completely realized in cash or sold in one year. The acquisition cost of these inventories, however, would be reflected in current liabilities. The Company believes that classification of videocassette rental inventories as non-current assets would be misleading because it would not indicate the level of assets expected to be converted into cash in the next year as a result of rentals or sales of these videocassettes.

     For the three months ended July 31, 1999, net cash provided by operating activities was approximately $2,379,000. Net cash used in investing activities was approximately $11,792,000, consisting primarily of approximately $256,000 for the purchase of property and equipment, and approximately $11,536,000 for the purchase of video and game rental inventory. Net cash generated from financing activities was approximately $9,451,000.

     In March 1998 the Company completed the acquisition of Moovies, Inc. The Company issued approximately 9.3 million shares of Class A Common Stock in exchange for Moovies common stock. The


                                   11 of 17
transaction was treated as a tax-free exchange for federal income tax purposes and recorded under the purchase method of accounting.

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

     During the second quarter of fiscal 1999, the Company and the bank syndicate amended the terms of the Senior Facility to, among other things: (i) reduce the Senior Facility from $120 million to $115 million; (ii) revise certain financial covenants; (iii) modify the terms of the capital expenditure line to allow usage for working capital needs; (iv) increase the overall interest rate by 0.5%; (v) add consent fees of $600,000 payable August 12, 1998 and $575,000 payable on August 12, 1999; and (vi) reprice warrants held by the bank syndicate to a more current market price. During the third quarter of fiscal 1999, the Company and the bank syndicate amended the terms of the Senior Facility to, among other things; (i) permit a sale-leaseback transaction; (ii) defer the January 31, 1999 principal payments to March 12, 1999; and (iii) increase the overall interest rate by 0.25%. During the fourth quarter of fiscal 1999, the Company and the bank syndicate amended the terms of the Senior Facility to, among other things; (i) defer the March 12, 1999 principal payments to May 31, 1999; (ii) revise certain financial covenants; and (iii) add a consent fee of $57,500 due on April 30, 1999 and May 15, 1999. As of July 31, 1999, the Company had $15 million outstanding under the capital expenditure line and $5 million outstanding under the revolving line both of which are available to fund working capital needs. As of April 30, 1999 the Company had no further borrowing capacity available under its Senior Facility.

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

     Amounts borrowed under the Senior Facility bear interest at variable rates based on the "base rate" (i.e., the higher of the federal funds rate, plus 1/2 of 1% or the prime commercial lending rate) or the inter-bank Eurodollar rate (approximately 8.00% and 5.18% per annum, respectively as of July 31, 1999) plus an applicable margin rate that could range from 0.50% to 5.00%. Amounts currently outstanding at July 31, 1999 had a weighted average rate of 10.55%.

     The Senior Facility includes negative, affirmative and financial covenants including, but not limited to, minimum free cash flow, consolidated indebtedness to consolidated free cash flow, maximum leverage, minimum fixed charge coverage, a prohibition or restriction on capital expenditures, debt and guarantees, liens and encumbrances on any property, mergers, consolidations, investments, advances, divestitures, change of business or


                                   12 of 17
conduct of business, joint ventures, partnerships, the creation of new subsidiaries, dividends, distributions, repurchases or redemptions of outstanding stock (including options or warrants), the voluntary prepayment, repurchase redemption or defeasance of debt, and the acquisition, sale or transfer, lease or sale-leaseback of assets. The Senior Facility is secured by substantially all of the Company's assets as well as by pledges of its stock in its subsidiaries, which subsidiaries also have provided guarantees of the Company's obligations.

     Also in May 1999, the Company issued Ingram Entertainment Inc., a supplier of rental inventory ("Ingram"), a $14,000,000 subordinated promissory note in respect to outstanding trade payable amounts from the Company. The note (the "Ingram Note") bears interest at a rate of 12% per annum with principal and interest payable monthly over three years. Simultaneous with the issuance of the Ingram Note, the Company issued Ingram warrants to purchase 1,000,000 shares of Class A Common Stock, at the then market price of $0.81 per share, which warrants expire May 2004.

     In September 1999, the Company settled its litigation with Sight & Sound Distributors, Inc. ("Sight & Sound") (see Part II, Item 1 - Legal Proceedings). In connection with the settlement, the Company has agreed to pay Sight & Sound an aggregate principal amount of $6,500,000, with payments aggregating approximately $160,000 monthly over a period of approximately three years. Interest on the unpaid balance will accrue at a per annum rate of 8%.

     During fiscal year 2000, the Company is proceeding with actions intended to enhance prospects for revenue growth and profitability including the closing of approximately 70 identified under-performing locations. The Company continues to evaluate opportunities to reduce costs and improve revenues. The Company has maintained a longstanding and satisfactory relationship with its primary product vendors and has negotiated extended payment terms with several of these vendors. The loss of its primary product vendors could have a material adverse effect on the Company. The Company will continue to focus on reducing the aged accounts payable with payments, the extension of terms, and negotiated settlements. If the Company is unable to reduce the aged accounts payable to the satisfaction of the trade creditors, it could have a material adverse effect on the Company. Assuming the Company is able to maintain a satisfactory relationship with its selected vendors, its bank lenders, and its trade creditors, the Company expects that cash from operations, trade credits, equipment leases, available revenue sharing arrangements, and available borrowings under the Senior Facility will be sufficient to fund future inventory purchases and other working capital needs for the next twelve months, although no assurances can be given that the Company will not require additional sources of financing as a result of disappointing operating results, or unanticipated cash needs or opportunities. Moreover, no assurances can be given that such additional funds will be available on satisfactory terms, if at all. If the Company is unable to obtain such additional financing, the Company may be required to reduce its overall expenditures and the Company's ability to maintain or expand its current level of operations could be materially and adversely affected.

     Each of Messrs. Potter and Bedard have issued notes to the Company (the "Recourse Notes") in connection with stock option exercises, for approximately $2,080,147 and $1,155,637, respectively, including accrued interest through April 30, 1998. In fiscal 1999, the Recourse Notes accrued additional interest of $147,097 and $81,721 for a total Recourse Note balance of $2,227,244 and $1,237,358 for Messrs. Potter and Bedard, respectively. The Recourse Notes were issued by the executives upon their exercise in August 1995 of 420,000 options granted to them under the Company's Stock Option Plans in May 1995 at an exercise price of $4.3125, the fair market value of the stock on the date the options were granted. The Recourse Notes represent the total exercise price of such options plus amounts advanced by the Company to such executives to satisfy then anticipated tax liabilities. The Recourse Notes, which provide for full recourse against the respective officer's personal assets and Company stockholdings, are evidenced by promissory notes bearing accrued interest at a rate of 8% per annum with payment of principal and interest due on October 4, 1999. In the event that the obligors sell shares of the Company's stock, the net proceeds thereof will be applied to payment, in part or in full, of the Recourse Notes.

     In connection with the restated employment agreements for Mr. Potter and Mr. Bedard, the Board has approved an accrual of bonuses that will be directed primarily to satisfying obligations arising from the Recourse Notes. For fiscal year 1998, bonus payments aggregating $816,580 were awarded as reimbursement of previous payments of principal and interest on the Recourse Notes and accompanying tax liability to the recipients. In addition, the Board has approved the subsequent payment of additional aggregate bonuses of approximately $6,345,000 to be used primarily to satisfy the Recourse Notes, as well as the anticipated income tax liabilities to the executives subject to any required approvals. In fiscal 1999, the Company accrued an additional bonus of $458,000 to be used to satisfy the fiscal 1999 accrued interest related to the Recourse Notes as well as the anticipated income


                                   13 of 17
tax liabilities to the executives subject to any required approvals. If such bonuses are not effected, the Recourse Notes will remain outstanding.

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

     In November 1998, the Company entered into a sale-leaseback arrangement with respect to certain of its furniture, fixtures, equipment and signage used in selected retail locations. Under the arrangement the Company obtained approximately $5 million.

     This Quarterly Report on Form 10-Q contains a number of forward looking statements that involve risks and uncertainties. Any statements contained herein (including without limitation statements to the effect that the Company or its management "believes," "expects," "anticipates," "plans" and similar expressions) that are not statements of historical fact should be considered forward looking statements. Such statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. There are a number of important factors that could cause the Company's results to differ materially from those indicated by such forward looking statements including, but not limited to, changes in business strategy or development plans, store openings and closings, availability of products, availability of financing, competition, management, ability to manage growth, loss of customers, weather (particularly on weekends and holidays), consumer acceptance of new release videocassette titles, and a variety of other factors, including risks and uncertainties included in the Company's Annual Report on Form 10-K for the year ended April 30, 1999. These factors include, without limitation, the following:

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


                                   14 of 17

     The Company's information services group has been coordinating the Company's internal Y2K compliance efforts and has identified all computer-based systems and applications (including embedded systems) the Company uses in its operations that might not be Y2K compliant. The Company is determining what modifications or replacements will be necessary to achieve compliance; implementing any necessary modifications and replacements; conducting tests necessary to verify that the modified systems are operational; and transitioning the compliant systems into the regular operations of the Company. The Company estimates that these actions with respect to systems that it believes would have a material effect on the business are approximately 95% complete. The Company estimates that all critical systems and applications will be Y2K ready by the end of September 1999.

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

     Through July 31, 1999, the Company has expended approximately $1,787,600 to address Y2K compliance issues. The Company estimates that it will incur an additional $150,000 for a total of approximately $1,937,600 to address Y2K issues, which includes the estimated costs of all modifications, testing and consultant fees. Y2K costs will be funded through cash from operations and available borrowings under the Senior Facility.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     The Company is subject to interest rate risk associated with its debt instruments. The market risk inherent in the Company's debt instruments represents the increased interest costs arising from adverse changes in interest rates (primarily LIBOR and prime bank rates). The Company is party to financial instruments with off-balance-sheet risk which are entered into in the normal course of business to meet its financing needs and to manage its exposure to fluctuations in market rates. These financial instruments include swap agreements and interest rate caps. The instruments involve, to a varying degree, elements of credit and market risk in addition to amounts recognized in the financial statements. The Company does not hold or issue financial instruments for trading purposes. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1999.

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

                                   15 of 17

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

    In connection with the acquisition of the assets of Videoland, Inc. ("Videoland") in November 1995, the Company issued 239,163 shares of its Class A Common Stock (the "Videoland Shares") to the sellers of the assets of Videoland (the "Videoland Sellers"). With respect to the Videoland Shares, the Company agreed to make a deficiency payment in October 1996 to the Videoland Sellers if the gross proceeds received by such sellers from the sale of the Videoland Shares during the six months from March 1996 through September 1996 is not equal to the number of shares of Videoland Shares sold multiplied by $12.00. The Videoland Sellers were subject to certain "lockup" or sale restrictions as a condition to any deficiency payment. The Company initiated an action in federal district court in Minnesota for a declaratory judgment that the Videoland Sellers are not entitled to any deficiency payment in light of the failure by such sellers to comply with the lockup or sale restrictions. In January 1998, the court entered a judgment, payable in the Company's stock or cash, against the Company in the amount of $1,220,403 plus interest from October 1996, and attorney's fees. The Company appealed the judgment to the Eighth Circuit. The appeal was denied. The Company is exploring further avenues of relief, including but not limited to the satisfaction of a portion of the judgment by a transfer of the Company's stock, of which no assurances can be given. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action (Case No. 3-96 735).

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

                                   16 of 17

     On April 12, 1999, Sight & Sound Distributors, Inc., a Delaware corporation, filed a lawsuit in state court (St. Louis County, Missouri) alleging that the Company owes approximately $7.7 million for goods and services purchased from Sight & Sound. The parties have reached settlement in this matter which the Company expects will resolve this matter without further litigation. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action (Case No. 99CC-001222).

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

Item 6.  Exhibits and Reports on Form 8-k

      A.   Exhibits.  The following exhibits are filed herewith:
           ---------

               Exhibit No.    Title
               -----------    -----

                  27          Financial Data Schedule

      B.   Reports on Form 8-K.   Listed below are all Current Reports or
           --------------------
           amendments on Form 8-K that were filed during the fiscal quarter covered by this report, listing the items reported, any financial statements filed, and the dates of such reports.

               Current Report on Form 8-K filed July 1, 1999, reporting amendments to the Company's existing credit facility.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             VIDEO UPDATE, INC.

Date: September 15, 1999:    By: /s/ Daniel A. Potter
                                 --------------------------------------
                                     Daniel A. Potter,
                                     Chief Executive Officer and
                                     Chairman of the Board of Directors


Date: September 15, 1999:    By: /s/ Daniel C. Howard
                                 ---------------------------------------
                                     Daniel C. Howard,
                                     Treasurer

                                   17 of 17