Form 10-Q
period 1999-10-31
VIDEO UPDATE INC
filed 1999-12-16
CIK 920042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended October 31, 1999

                                       or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from _____ to _____

                         Commission file number: 0-24346


                               VIDEO UPDATE, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                    41-1461110
-------------------------------                  ------------------
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                   Identification No.)

                             3100 World Trade Center
                               30 East 7th Street
                            St. Paul, Minnesota 55101
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (651) 312-2222
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
--------------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
   -------    -------

     The number of shares of Class A Common Stock, $.01 par value, outstanding at December 13, 1999 is 29,278,457.

                               VIDEO UPDATE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                         PAGE NO.
------------------------------                                         --------

Item 1. Financial Statements

        Consolidated Balance Sheets - April 30, 1999 and
        October 31, 1999                                                   3

        Consolidated Statements of Operations - Three Months
        and Six Months ended October 31, 1998 and October 31, 1999         4

        Consolidated Statements of Cash Flows - Six Months ended
        October 31, 1998 and October 31, 1999                              5

        Notes to Consolidated Financial Statements - October
        31, 1999                                                           6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                8

Item 3. Quantitative and Qualitative Disclosures about Market Risk        16


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                 17

Item 4. Submission of Matters to a Vote of Security Holders               18

Item 5. Other Information                                                 18

Item 6. Exhibits and Reports on Form 8-K                                  18

SIGNATURES                                                                18
----------

                                    2 of 18

PART I - FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

                               Video Update, Inc.
                           Consolidated Balance Sheets
               (In thousands, except share and per share amounts)
                                     Assets

                                                             April 30,    October 31,
                                                               1999         1999
                                                             -------------------------
                                                                         (Unaudited)
Cash and cash equivalents                                    $   1,235    $   1,113
Accounts receivable                                              3,826        3,739
Merchandise inventory                                            6,393        9,099
Video and game rental inventory - net                           45,040       42,011
Property and equipment - net                                    59,395       54,622
Prepaid expenses                                                 6,419        1,231
Goodwill - net                                                  77,715       75,368
Other assets                                                     7,185        7,449
                                                             ---------    ---------
         Total assets                                        $ 207,208    $ 194,632
                                                             =========    =========

                      Liabilities and Stockholders' Equity

Notes payable                                                $ 116,014    $ 141,115
Accounts payable                                                56,055       25,193
Accrued expenses                                                23,054       25,275
Accrued rent                                                     7,118        6,998
Accrued compensation                                             8,062        7,251
                                                             ---------    ---------
         Total liabilities                                     210,303      205,832
                                                             ---------    ---------

Commitments and contingencies

Preferred Stock, par value $.01 per share:
    Authorized shares -- 5,000,000
    Issued shares - none                                          --           --
Class A Common Stock, par value $.01 per share:
    Authorized shares -- 60,000,000
    Issued and outstanding shares -- 29,278,457
      at April 30, 1999 and October 31, 1999                       293          293
    Additional paid-in capital                                 116,372      120,776
    Retained deficit                                          (118,045)    (129,658)
    Foreign currency translation                                (1,715)      (2,611)
                                                             ---------    ---------
         Total stockholders' equity                             (3,095)     (11,200)
                                                             ---------    ---------
         Total liabilities and stockholders' equity          $ 207,208    $ 194,632
                                                             =========    =========


                             See accompanying notes.

Note: The balance sheet at April 30, 1999 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                    3 of 18

                               Video Update, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                            Three Months Ended          Six Months Ended
                                                October 31,               October 31,
                                          ----------------------    ----------------------
                                            1998         1999          1998        1999
                                          ---------    ---------    ---------    ---------
Revenues:
    Rental revenue                        $  53,359    $  48,563    $ 108,655    $ 102,530
    Product sales                             8,540        5,587       14,681       11,487
    Service fees                                285          337          541          534
                                          ---------    ---------    ---------    ---------
                                             62,184       54,487      123,877      114,551

Costs and expenses:
    Store operating expenses                 60,043       50,827      114,757      101,711
    Selling, general and administrative       4,088        5,389        9,644        9,849
    Cost of product sales                     6,398        3,929        9,946        7,141
    Store closing charge                       --         (1,662)        --         (3,315)
    Amortization of goodwill                  1,169        1,089        2,120        2,164
                                          ---------    ---------    ---------    ---------
                                             71,698       59,572      136,467      117,550
                                          ---------    ---------    ---------    ---------

Operating loss                               (9,514)      (5,085)     (12,590)      (2,999)

Interest expense                             (3,300)      (4,797)      (6,773)      (8,794)
Other income                                    185          133          256          180
                                          ---------    ---------    ---------    ---------
                                             (3,115)      (4,664)      (6,517)      (8,614)
                                          ---------    ---------    ---------    ---------

Loss before income taxes                    (12,629)      (9,749)     (19,107)     (11,613)
Income tax expense                             --           --           --           --
                                          ---------    ---------    ---------    ---------
Net loss                                  $ (12,629)   $  (9,749)   $ (19,107)   $ (11,613)
                                          =========    =========    =========    =========

Net loss per share-basic and diluted      $   (0.43)   $   (0.33)   $   (0.65)   $   (0.40)
                                          =========    =========    =========    =========


                             See accompanying notes.

                                    4 of 18

                               Video Update, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                              Six Months Ended
                                                                 October 31,
                                                            --------------------
                                                              1998        1999
                                                            --------    --------
Operating activities
    Net loss                                                $(19,107)   $(11,613)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Depreciation and amortization                         43,429      32,623
        Store closing reserve                                   --        (3,315)
        Accrual adjustment                                      --        (3,446)
        (Gain) loss on disposal of property and equipment         46         (34)
        Changes in operating assets and liabilities, net
          of acquisitions of businesses:
            Accounts receivable                                  339          87
            Merchandise inventory                             (3,500)     (2,706)
            Income taxes                                       2,079        --
            Other assets                                        (525)      4,010
            Accounts payable                                  11,673      (6,918)
            Accrued rent                                       1,314        (120)
            Accrued liabilities                               (1,064)      4,901
                                                            --------    --------
Net cash provided by operating activities                     34,684      13,469

Investing activities
    Purchase of video and game rental inventory              (35,753)    (20,659)
    Purchase of property and equipment                        (8,035)       (847)
    Disposal of property and equipment                          --           250
    Investment in businesses, net of cash acquired              (169)       --
                                                            --------    --------
Net cash used in investing activities                        (43,957)    (21,256)

Financing activities
    Proceeds from notes payable                               23,040      29,550
    Payments of notes payable                                (12,937)    (20,989)
                                                            --------    --------
Net cash provided by financing activities                     10,103       8,561
                                                            --------    --------

Effect of exchange rate changes on cash                       (1,433)       (896)
Decrease in cash and cash equivalents                           (603)       (122)
Cash and cash equivalents at beginning of the
  period                                                       1,433       1,235
                                                            --------    --------
Cash and cash equivalents at end of the period              $    830    $  1,113
                                                            ========    ========


                             See accompanying notes.

                                    5 of 18

                               VIDEO UPDATE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1999
                                   (Unaudited)

1.   General

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the nine months ending January 31, 2000 (in December 1998, the Company's Board of Directors approved a resolution changing the Company's fiscal year-end from April 30 to January 31, effective January 31, 2000). Certain prior year items have been reclassified to conform with the fiscal 2000 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1999.

2.   Earnings Per Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excluded any dilutive effect of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and when necessary, restated to conform to the Statement 128 requirements.

     The following table is a reconciliation of the basic and diluted earnings per share computation:

                                                                     Three Months                   Six Months
                                                                  Ended October 31,              Ended October 31,
                                                                 ---------------------        -----------------------
                                                                   1998        1999             1998           1999
                                                                 ---------   ---------        ----------     --------
                                                                        (In thousands, except per share amounts)
Numerator:
----------
Numerator for basic and diluted earnings per share--net loss     $ (12,629)  $  (9,749)        $ (19,107)   $  (11,613)
                                                                 =========   =========         =========    ==========

Denominator:
------------
Denominator for basic earnings per share--weighted-average
shares
    Class A common shares                                           29,278      29,278            29,278        29,278
    Class B common shares                                               --          --                --            --
                                                                 ---------   ---------         ---------    ----------
Denominator for basis earnings per share                            29,278      29,278            29,278        29,278
Effect of dilutive securities:
     Contingent stock acquisition                                       --          --                --            --
                                                                 ---------   ---------         ---------    ----------
Dilutive potential common shares                                        --          --                --            --
                                                                 ---------   ---------         ---------    ----------
Denominator for diluted earnings per share--
     adjusted weighted-average shares and assumed conversions       29,278      29,278            29,278        29,278
                                                                 =========   =========         =========    ==========
Basic net loss per share                                         $   (0.43)  $   (0.33)        $   (0.65)   $    (0.40)
                                                                 =========   =========         =========    ==========
Diluted net loss per share                                       $   (0.43)  $   (0.33)        $   (0.65)   $    (0.40)
                                                                 =========   =========         =========    ==========


3.   Comprehensive Loss

     As of May 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the

                                    6 of 18

Company's net income (loss) or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. Prior years' financial statements have been reclassified to conform to the requirements of Statement
130. During the three months ended October 31, 1998 and 1999, total comprehensive loss amounted to $13,080,000 and $10,583,000, respectively; and during the six months ended October 31, 1998 and 1999, total comprehensive loss amounted to $20,540,000 and $12,509,000, respectively.

4.   Income Tax Expense

     At the end of the October 31, 1999 quarter, the Company estimated that its effective tax rate for the year ended January 31, 2000 would be 0%. The Company has therefore used this rate in providing for income taxes in the current quarter. The Company evaluates and estimates its effective tax rate at the end of each interim period during fiscal 2000.

5.   Provision for Store Closing and Other Charges

     During the three months ended and six months ended October 31, 1999, $553,000 and $629,000, respectively, was expended for lease terminations and miscellaneous closing costs related to the Company's 1998 business restructuring plan. Successful negotiations of lease terminations resulted in an excess reserve of approximately $0 and $250,000 respectively that was recorded as an increase to net income.

     During the three months ended and six months ended October 31, 1999, $859,000 and $1,289,000, respectively, was expended for lease terminations and miscellaneous closing costs related to the Company's 1999 business restructuring plan. Successful negotiations of lease terminations resulted in an excess reserve of approximately $1,662,000 and $3,315,000, respectively that was recorded as an increase to net income.

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

     In May 1998, four stockholders filed suit in the US District Court for the Central District of California. The plaintiff stockholders allege that Mr. Potter and the Company made false and misleading statements or omitted material information about the Company and the video industry during the period April 1995 to September 1996, the

                                    7 of 18
date of its subsequent public offering. Plaintiffs are seeking "at least the sum of $967,967," plus interest, additional damages and attorneys' fees. The Company and Mr. Potter believe that the claims are unsubstantiated, without merit and they intend to defend the matter vigorously. A motion to dismiss the First Amended Complaint was granted, but the court allowed Plaintiffs to re-file. At present, the Second Amended Complaint has been filed. The Company is in the process of discovery, which is not scheduled to close until December 1999. In addition, the Company and Mr. Potter have reached a tentative settlement with the plaintiffs. Although no assurances can be given, the Company expects that the settlement will become final in late December 1999 or early January 2000. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action.

     In August 1998, the Company filed suit in federal court in Oregon against Rentrak Corporation, an Oregon Corporation. The Company alleges that Rentrak has violated the federal antitrust law, given Rentrak's position in the market and its exercise of monopoly power. Rentrak has counter-claimed for amounts it alleges were owed by Moovies, Inc. prior to the acquisition of Moovies, Inc. by the Company; the Company has denied that any sums are due. Discovery in the matter is now scheduled to be completed in June 2000. The Company intends to pursue its claims aggressively, although assurances cannot be given as to the outcome of this matter. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action.

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

Overview

     The Company franchised its first store in January 1983 and opened its first Company-owned store in September 1989. By July 1994, when the Company completed its initial public offering, the Company had grown to 15 Company-owned stores and 30 franchised stores. Subsequently, the Company substantially accelerated its growth and as of October 31, 1999 operated 590 Company-owned stores in 31 states and five provinces in Canada, and has 53 franchised stores predominantly in the United States. The majority of the Company's stores located in the United States are superstores. Superstores are video specialty stores that carry more than 7,500 rental units.

     The Company generates revenues primarily from the rental of videocassettes and video games, from service fees from its franchisees and from the sale of products. As reflected in the chart below, rental revenues at Video Update stores have accounted for the substantial majority of the Company's revenues. The Company expects that this trend will continue.

                       Three Months              Six Months
                     Ended October 31,        Ended October 31,
                    -------------------      -------------------
                      1998       1999          1998       1999
                    --------   --------      --------   --------
                       (In thousands)          (In thousands)

Rental revenue      $ 53,359   $ 48,563      $108,655   $102,530
Product sales          8,540      5,587        14,681     11,487
Service fees             285        337           541        534
                    --------   --------      --------   --------
Total revenues      $ 62,184   $ 54,487      $123,877   $114,551
                    ========   ========      ========   ========


                                    8 of 18

Operating Results

     The table below sets forth the percentage of revenues represented by certain items included in the Company's statements of operations for the periods indicated.


                                   Three Months           Six Months
                                 Ended October 31,     Ended October 31,
                                -------------------   -------------------
                                 1998       1999       1998        1999
                                 -----      -----      -----      -----
Revenues:
    Rental revenue                85.8 %     89.1 %     87.7 %     89.5 %
    Product sales                 13.7       10.3       11.9       10.0
    Service fees                   0.5        0.6        0.4        0.5
                                 -----      -----      -----      -----
Total revenues                   100.0      100.0      100.0      100.0

Costs and expenses:
    Store operating expenses      96.5       93.3       92.6       88.8
    Selling, general and
     administrative                6.6        9.9        7.8        8.6
    Cost of product sales         10.3        7.2        8.0        6.2
    Store closing charge            --       (3.1)        --       (2.9)
    Amortization of goodwill       1.9        2.0        1.7        1.9
                                 -----      -----      -----      -----
Total cost and expenses          115.3      109.3      110.1      102.6
                                 -----      -----      -----      -----
Operating (loss)                 (15.3)      (9.3)     (10.1)      (2.6)

Other income (expense):
    Interest expense              (5.3)      (8.8)      (5.5)      (7.7)
    Other income                   0.3        0.2        0.2        0.2
                                 -----      -----      -----      -----
Total other income (expense)      (5.0)      (8.6)      (5.3)      (7.5)
                                 -----      -----      -----      -----
Loss before income taxes         (20.3)     (17.9)     (15.4)     (10.1)
Income tax expense                  --         --         --         --
                                 -----      -----      -----      -----
Net loss                         (20.3)%    (17.9)%    (15.4)%    (10.1)%
                                 =====      =====      =====      =====


Three and Six Months Ended October 31, 1998 Compared to Three and Six Months Ended October 31, 1999

Rental revenue
--------------

     Rental revenue was approximately $53,359,000 and $48,563,000, or 85.8% and 89.1% of total revenues for the three months ended October 1998 and 1999, respectively. The decrease in rental revenue of $4,796,000 was primarily attributed to the closing of under-performing stores. Same store sales decreased 6% for the quarter.

     Rental revenue was approximately $108,655,000 and $102,530,000, or 87.7% and 89.5% of total revenues for the six months ended October 31, 1998 and 1999, respectively. The decrease in rental revenue of $6,125,000 was primarily attributed to the closing of under-performing stores pursuant to the Company's business restructuring plans of fiscal 1998 and 1999 and to increased competition in several key markets. Of the 78 stores closed since October 31, 1998, 56 relate to the Company's fiscal 1999 business restructuring plan. Same store sales decreased 3% for the six months ended October 31, 1999.

Product sales
-------------

     Product sales were approximately $8,540,000 and $5,587,000, or 13.7% and 10.3% of total revenues for the three months ended October 31, 1998 and 1999, respectively. The decrease in product sales of $2,953,000 was attributed to the closing of under-performing stores and the high volume of Titanic video sales that occurred in the second quarter of fiscal 1999.

     Product sales were approximately $14,681,000 and $11,487,000, or 11.9% and 10.0% of total revenues for the six months ended October 31, 1998 and 1999, respectively. The decrease in product sales of $3,194,000 was

                                    9 of 18
attributed to the closing of under-performing stores and the high volume of Titanic video sales that occurred in the second quarter of fiscal 1999.

Service fees
------------

     Service fees were approximately $285,000 and $337,000, or 0.5% and 0.6% of total revenues for the three months ended October 31, 1998 and 1999, respectively. Continuing service fees and royalties from franchisees accounted for about 89% of total service fees.

     Service fees were approximately $541,000 and $534,000, or 0.4% and 0.5% of total revenues for the six months ended October 31, 1998 and 1999, respectively. Continuing service fees and royalties from franchisees accounted for about 87% of total service fees.

Store operating expenses
------------------------

     Store operating expenses were approximately $60,043,000 and $50,827,000, or 96.5% and 93.3% of total revenues for the three months ended October 31, 1998 and 1999, respectively. The decrease in store operating expenses of $9,216,000 and decrease in store operating expenses as a percentage of total revenues was primarily due to the closing of under-performing stores.

     Store operating expenses consist primarily of compensation and related expenses including regional management expenses, occupancy expenses, and the cost of rental tapes and video games. Operating expenses were approximately $114,757,000 and $101,711,000, or 92.6% and 88.8% of total revenues for the six months ended October 31, 1998 and 1999, respectively. The decrease in store operating expenses of $13,046,000 and the decrease in store operating expenses as a percentage of total revenues was primarily due to the closing of 78 under-performing stores since October 31, 1998 and other cost cutting measures such as reduction of management overhead, positive resolution of disputed accounts payable balances, and selected downsizing of stores. The Company is also reviewing operating statistics such as store hour coverage and supervisory ratios to determine the most cost effective way to provide exceptional customer service.

                                                 Three Months
                                              Ended October 31,   Percent of Revenue
                                              -----------------   ------------------
                                                1998     1999       1998     1999
                                              -------   -------     ----     ----

Cost of rental revenue                        $19,578   $14,373     31.5%    26.4%
Occupancy expenses                             17,979    16,315     28.9     29.9
Compensation and related expenses              15,943    14,047     25.6     25.8
Furniture, fixtures, and equipment expenses     3,677     3,718      5.9      6.8
Other store operating (income) expenses         2,866     2,374      4.6      4.4
                                              -------   -------     ----     ----
Total store operating expenses                $60,043   $50,827     96.5%    93.3%
                                              =======   =======     ====     ====

                                                 Six Months
                                              Ended October 31,   Percent of Revenue
                                              -----------------   ------------------
                                                1998     1999         1998     1999
                                              -------   -------       ----     ----
Cost of rental revenue                        $ 36,061   $ 29,836     29.1%    26.1%
Occupancy expenses                              36,218     33,829     29.2     29.5
Compensation and related expenses               30,716     28,980     24.8     25.3
Furniture, fixtures, and equipment expenses      6,788      7,345      5.5      6.4
Other store operating (income) expenses          4,974      1,721      4.0      1.5
                                              --------   --------     ----     ----
Total store operating expenses                $114,757   $101,711     92.6%    88.8%
                                              ========   ========     ====     ====


     Cost of rental revenue was approximately was approximately $19,578,000 and $14,373,000, or 31.5% and 26.4% of total revenues for the three months ended October 31, 1998 and 1999, respectively. The decrease of $5,205,000 was primarily attributed to the closing of 78 under-performing stores since October 31, 1998. The decrease in the cost of rental revenue as a percentage of revenues was primarily the result of a change in the method of amortization of rental tapes partially offset by an increase in revenue sharing expenses. Effective February 1, 1999, the Company changed the amortization policy for videos to more appropriately reflect the economics of revenue sharing agreements with studios that result in satisfying consumer demand over a shorter period of time. The adoption of the new method of amortization was accounted for as a change in accounting estimate effected by a change in accounting principle in the fourth quarter of fiscal year 1999. The Company recorded a pre-tax charge of approximately $50,629,000 in the fourth quarter of fiscal year 1999 which had the effect of decreasing amortizable inventory in fiscal year 2000 versus fiscal year 1999.

                                    10 of 18

     Cost of rental revenue was approximately $36,061,000 and $29,836,000, or 29.1% and 26.1% of total revenues for the six months ended October 31, 1998 and 1999, respectively. Cost of rental revenue reflects the amortization of videocassettes and video games, revenue sharing expenses, and fees paid to videocassette and video game suppliers. The decrease of $6,225,000 was primarily attributable to the closing of 78 under-performing stores since October 31, 1998. The decrease in cost of rental revenue as a percentage of revenues was primarily the result of a change in the amortization policy discussed above.

     Occupancy expenses were approximately $17,979,000 and $16,315,000, or 28.9% and 29.9% of total revenues for the three months ended October 31, 1998 and 1999, respectively. The decrease of approximately $1,664,000 was primarily due to the closing of under-performing stores. The expense as a percentage of revenue increased as a result of soft sales in the current fiscal year.

     Occupancy expenses were approximately $36,218,000 and $33,829,000, or 29.2% and 29.5% of total revenues for the six months ended October 31, 1998 and 1999, respectively. The decrease of approximately $2,389,000 was primarily due to the closing of 78 under-performing stores since October 31, 1998. The expense as a percentage of revenue increased as a result of soft sales in the current fiscal year.

     Compensation and related expenses were approximately $15,943,000 and $14,047,000, or 25.6% and 25.8% of total revenues for the three months ended October 31, 1998 and 1999, respectively. The decrease of approximately $1,896,000 was primarily due to the closing of under-performing stores. The expense as a percentage of revenue increased as a result of soft sales in the current fiscal year.

     Compensation and related expenses were approximately $30,716,000 and $28,980,000, or 24.8% and 25.3% of total revenues for the six months ended October 31, 1998 and 1999, respectively. The decrease of approximately $1,736,000 was primarily due to the closing of 78 under-performing stores since October 31, 1998. The expense as a percentage of revenue increased as a result of soft sales in the current fiscal year.

Selling, general and administrative
-----------------------------------

     Selling, general and administrative expenses were approximately $4,088,000 and $5,389,000, or 6.6% and 9.9% of total revenues for the three months ended October 31, 1998 and 1999, respectively. The increase of approximately $1,301,000 was due to legal fees incurred to amend the senior credit facility and higher occupancy costs.

     Selling, general and administrative expenses were approximately $9,644,000 and $9,849,000, or 7.8% and 8.6% of total revenues for the six months ended October 31, 1998 and 1999, respectively. The increase of approximately $205,000 was due to legal fees incurred to amend the senior credit facility and higher occupancy costs partially offset by positive resolution of disputed accounts payable balances. The expense as a percentage of revenue increased as a result of soft sales in the current fiscal year.

Cost of product sales
---------------------

     Cost of product sales was approximately $6,398,000 and $3,929,000, or 10.3% and 7.2% of total revenues for the three months ended October 31, 1998 and 1999, respectively. The cost of product sales as a percentage of total product sales was approximately 74.9% and 70.3% for fiscal 1998 and 1999, respectively. The decrease in the cost of product sales as a percentage of total product sales was due to a change in product mix and the high volume of Titanic video sales that occurred in the second quarter of fiscal 1999.

     Cost of product sales was approximately $9,946,000 and $7,141,000, or 8.0% and 6.2% of total revenues for the six months ended October 31, 1998 and 1999, respectively. The cost of product sales as a percentage of total product sales revenue was approximately 67.7% and 62.2% for fiscal 1998 and 1999, respectively. The decrease in the cost of product sales as a percentage of total product sales was due to a change in product mix and the high volume of Titanic video sales that occurred in the second quarter of fiscal 1999. The Company anticipates that the

                                    11 of 18
cost of product sales as a percentage of product sales will remain consistent with historical results, but will fluctuate quarterly based upon customer demands.

Store closing charge
--------------------

     During the fourth quarter of fiscal 1999, the Company adopted a business restructuring plan to close approximately 70 under-performing stores. This resulted in the Company recording a pre-tax charge of approximately $16,135,000 to cover lease termination charges, closing costs and asset write-downs for these stores. During the three months and six months ended October 31, 1999, 56 stores were closed at a significantly lower cost to the Company than originally planned which resulted in a gain of approximately $1,662,000 and $3,315,000, respectively.

Amortization of goodwill
------------------------

     Amortization of goodwill was approximately $1,169,000 and $1,089,000, or 1.9% and 2.0% of total revenues for the three months ended October 31, 1998 and 1999, respectively. The increase as a percentage of total sales was primarily attributed to soft sales in the current fiscal year.

     Amortization of goodwill was approximately $2,120,000 and $2,164,000, or 1.7% and 1.9% of total revenues for the six months ended October 31, 1998 and 1999, respectively. The increase as a percentage of total sales was primarily attributable to soft sales in the current fiscal year.

Interest expense
----------------

     Interest expense was approximately $3,300,000 and $4,797,000, or 5.3% and 8.8% of total revenues for the three months ended October 31, 1998 and 1999, respectively. The increase of approximately $1,497,000 was primarily attributed to interest on increased borrowings, a 0.75% increase of the overall interest rate, and the issuance of warrants related to the additional term debt resulting in an increase in interest expense.

     Interest expense was approximately $6,773,000 and $8,794,000, or 5.5% and 7.7% of total revenues for the six months ended October 31, 1998 and 1999, respectively. The increase of approximately $2,021,000 was primarily attributable to interest on increased borrowings, a 0.75% increase of the overall interest rate, and the issuance of warrants related to the additional term debt resulting in an increase in interest expense.

Other income
------------

     Other income was approximately $185,000 and $133,000, or 0.3% and 0.2% of total revenues for the three months ended October 31, 1998 and 1999, respectively.

     Other income was approximately $256,000 and $180,000, or 0.2% and 0.2% of total revenues for the six months ended October 31, 1998 and 1999, respectively.

Income taxes
------------

     At the end of the October 31, 1999 quarter, the Company estimated that its effective tax rate for the year ended January 31, 2000 would be 0%. The Company has therefore used this rate in providing for income taxes in the current quarter. The Company will evaluate and estimate its effective tax rate at the end of each interim period during fiscal 2000.

Liquidity and Capital Resources

     The Company has funded its operations through cash from operations, the proceeds of prior equity and debt offerings, borrowings under bank facilities, trade credit and equipment leases. The Company's principal capital requirements are for the purchase of rental inventory, payments related to store closings, payments related to aged accounts payable, payments of interest and principal related to the Company's indebtedness.

     At October 31, 1999, the Company had cash and cash equivalents of approximately $1,113,000. The Company uses an unclassified balance sheet in its financial statements, and as a result, does not classify its assets or

                                    12 of 18
liabilities as current or non-current. If the Company were to use a classified balance sheet, a portion of videocassette rental inventories would be classified as non-current because they are not assets that are reasonably expected to be completely realized in cash or sold in one year. The acquisition cost of these inventories, however, would be reflected in current liabilities. The Company believes that classification of videocassette rental inventories as non-current assets would be misleading because it would not indicate the level of assets expected to be converted into cash in the next year as a result of rentals or sales of these videocassettes.

     For the six months ended October 31, 1999, net cash provided by operating activities was approximately $13,469,000. Net cash used in investing activities was approximately $21,256,000, consisting primarily of approximately $847,000 for the purchase of property and equipment, and approximately $20,659,000 for the purchase of video and game rental inventory. Net cash generated from financing activities was approximately $8,561,000.

     In March 1998 the Company completed the acquisition of Moovies, Inc. ("Moovies"). The Company issued approximately 9.3 million shares of Class A Common Stock in exchange for Moovies common stock. The transaction was treated as a tax-free exchange for federal income tax purposes and recorded under the purchase method of accounting.

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

     During the second quarter of fiscal 1999, the Company and the bank syndicate amended the terms of the Senior Facility to, among other things: (i) reduce the Senior Facility from $120 million to $115 million; (ii) revise certain financial covenants; (iii) modify the terms of the capital expenditure line to allow usage for working capital needs; (iv) increase the overall interest rate by 0.5%; (v) add consent fees of $600,000 payable August 12, 1998 and $575,000 payable on August 12, 1999; and (vi) reprice warrants held by the bank syndicate to a more current market price. During the third quarter of fiscal 1999, the Company and the bank syndicate amended the terms of the Senior Facility to, among other things; (i) permit a sale-leaseback transaction; (ii) defer the January 31, 1999 principal payments to March 12, 1999; and (iii) increase the overall interest rate by 0.25%. During the fourth quarter of fiscal 1999, the Company and the bank syndicate amended the terms of the Senior Facility to, among other things; (i) defer the March 12, 1999 principal payments to May 31, 1999; (ii) revise certain financial covenants; and (iii) add a consent fee of $57,500 due on April 30, 1999 and May 15, 1999. As of October 31, 1999, the Company had $15 million outstanding under the capital expenditure line and $5 million outstanding under the revolving line both of which are available to fund working capital needs. As of October 31, 1999 the Company had no further borrowing capacity available under its Senior Facility.

     Effective May 28, 1999, the Company and the bank syndicate amended the terms of the Senior Facility to, among other things; (i) increase the overall Senior Facility with a new tranche of C Term loans in the aggregate amount of $10.5 million maturing June 2006, and bearing 12% interest; (ii) revise certain financial covenants; (iii) revise and defer certain principal payments; (iv) increase the overall interest rate by 0.75%; and (v) reflect the issuance of 7,481,250 warrants at $0.8719 per share expiring June 2006. The Company is using proceeds of the new C Term loans for, among other things, the purchase of rental inventory, payments related to expected store closings, trade payables, and debt service. The Company believes that its relationship with the Senior Facility lenders is satisfactory and that it would be able to obtain any necessary waivers, amendments or modifications to the Senior Facility if the Company's operating performance causes it to fall short of certain financial covenants in the Senior Facility, although no assurances can be given. If the Company is unable to maintain such a level of operations, it will be required to reduce its overall expenditures and expansion plans to comply with the covenants and requirements of the Senior Facility. Additionally, any failure by the Company to maintain its level of operations within the covenants and requirements of the Senior Facility could cause the Company to be in default thereunder,

                                    13 of 18
allowing the lenders to take legal action against the Company, including but not limited to, the immediate acceleration of payment of borrowed funds, which could materially and adversely affect the Company's operations. The immediate acceleration of debt thereunder or the lack of further borrowing capacity, in whole or in part, would have a material adverse effect on the Company's operations and financial condition.

     Amounts borrowed under the Senior Facility bear interest at variable rates based on the "base rate" (i.e., the higher of the federal funds rate, plus 1/2 of 1% or the prime commercial lending rate) or the inter-bank Eurodollar rate (approximately 8.25% and 5.37% per annum, respectively as of October 31, 1999) plus an applicable margin rate that could range from 0.50% to 5.00%. Amounts currently outstanding at October 31, 1999 had a weighted average rate of 9.72%.

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

     In September 1999, the Company settled its litigation with Sight & Sound Distributors, Inc. ("Sight & Sound"). In connection with the settlement, the Company has agreed to pay Sight & Sound an aggregate principal amount of $6,500,000, with payments aggregating approximately $160,000 monthly over a period of approximately three years. Interest on the unpaid balance will accrue at a per annum rate of 8%.

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

     Each of Messrs. Potter and Bedard had issued notes to the Company (the "Recourse Notes") in connection with previous stock option exercises, for approximately $2,080,147 and $1,155,637, respectively, including accrued interest through April 30, 1998. In fiscal 1999, the Recourse Notes accrued additional interest of $147,097 and $81,721 for a total Recourse Note balance of $2,227,244 and $1,237,358 for Messrs. Potter and Bedard, respectively. Previously, the Company's Board had approved the accrual of bonuses to satisfy the Recourse Notes, as well as the anticipated payroll tax liabilities to the executives. The Company has satisfied all of its obligations to

                                    14 of 18

Mr. Potter with respect to his Recourse Note and payroll tax and expects to complete its obligations with respect to Mr. Bedard's Recourse Note over the next twelve months.

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

Year 2000 Compliance

     The year 2000 ("Y2K") issue is the result of computer programs that were written using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. To the extent that the Company's (and our vendors' and suppliers') software applications contain source code that is unable to interpret appropriately the upcoming calendar year 2000 and beyond, some level of modification or replacement of such applications have been necessary to avoid system failures and the temporary inability to process transactions or engage in other normal business activities.

                                    15 of 18

     The Company's information services group has coordinated the Company's internal Y2K compliance efforts and believes it has identified all computer-based systems and applications (including embedded systems) the Company uses in its operations that were not Y2K compliant. The Company also believes that it has determined which modifications or replacements were necessary to achieve such compliance. All replacement systems were developed and tested for compliance before implementation into the Company's regular operations. All existing internally developed systems requiring modifications were tested and modified to achieve Y2K compliance. As a result of such system testing, replacement, and modification, the Company believes that all of its business critical systems have been remediated and tested for year 2000 dates and that the Y2K issue will not have any material effect on the Company's business.

     The Company has also examined its relationship with key outside vendors, suppliers, and business partners with whom the Company has significant business relationships to determine the degree of such outside parties' Y2K compliance. The Company has been contacting such outside parties and attempting to seek assurances that such parties will be Y2K compliant. The Company does not believe that its relationship with any single third party is material to the Company's operations and, therefore, the Company does not believe that the failure of any single third party to be Y2K compliant would have a material adverse effect on the Company. The Company believes that if it, or any third party with whom the Company has a significant business relationship, has a Y2K related systems failure, the most significant impact would likely be the inability, with respect to a store or group of stores, to conduct operations due to a power failure, to make or receive telephone calls, to deliver inventory in a timely fashion, to receive certain products from vendors or to process electronically customer sales at the store level. The Company does not anticipate that any such impact would be material to its liquidity or results of operations.

     The Company believes it has identified all business critical computer-based processes through interviews with key business managers, and the Company has worked with such managers to create contingency plans for such processes in the event of a Y2K related systems failure. The Company believes that the contingency plans provide a viable alternative for such processes to ensure that the Company's core business operations are able to continue in the event of such a failure. The Company will be continually reviewing the contingency plans with all business units before January 1, 2000 to ensure that business is not interrupted as a result of the Y2K issue. If the Company's business critical systems encounter any failures, the Company believes that the contingency plans will be implemented to allow normal business to proceed while failed systems are repaired. If the Company encounters Y2K related failures and its contingency plans are not sufficient to address such failures, the Company's business, financial condition and results of operations may be materially and adversely affected. Such adverse effects may include, but may not be limited to, the ability to manage store operations, collect revenues from customers, supply stores with inventory, make payments to vendors and suppliers, remit wages to employees, and conduct other essential business-related activities.

     Through December 1, 1999, the Company has expended approximately $1,791,700 to address Y2K compliance issues. Y2K costs have been funded through cash from operations and available borrowings under the Senior Facility.

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

                                    16 of 18

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

     In May 1998, four stockholders filed suit in the US District Court for the Central District of California. The plaintiff stockholders allege that Mr. Potter and the Company made false and misleading statements or omitted material information about the Company and the video industry during the period April 1995 to September 1996, the date of its subsequent public offering. Plaintiffs are seeking "at least the sum of $967,967," plus interest, additional damages and attorneys' fees. The Company and Mr. Potter believe that the claims are unsubstantiated, without merit and they intend to defend the matter vigorously. A motion to dismiss the First Amended Complaint was granted, but the court allowed Plaintiffs to re-file. At present, the Second Amended Complaint has been filed. The Company is in the process of discovery, which is not scheduled to close until December 1999. In addition, the Company and Mr. Potter have reached a tentative settlement with the plaintiffs. Although no assurances can be given, the Company expects that the settlement will become final in late December 1999 or early January 2000. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action (Case No. SACV 98-415 GLT-ANx).

     In August 1998, the Company filed suit in federal court in Oregon against Rentrak Corporation, an Oregon Corporation. The Company alleges that Rentrak has violated the federal antitrust law, given Rentrak's position in the market and its exercise of monopoly power. Rentrak has counter-claimed for amounts it alleges were owed by Moovies, Inc. prior to the acquisition of Moovies, Inc. by the Company; the Company has denied that any sums are due. Discovery in the matter is now scheduled to be completed in June 2000. The Company intends to pursue its claims aggressively, although assurances cannot be given as to the outcome of this matter. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action (Case No. CV 98-1013-HA).

     On June 20, 1999, Allen Industries, Inc., a North Carolina corporation, filed a lawsuit against the Company claiming approximately $3 million in unpaid invoices arising out of the conversion of various Moovies stores. The Company has asserted that Allen Industries breached its contract and performed defective work. The Company believes that the claims of Allen Industries are unsubstantiated and without merit. The Company intends to defend

                                    17 of 18
the matter vigorously. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action (Case No. 1:99CV640).

     In addition to the above, the Company is involved in various legal proceedings arising during the normal course of conducting business. Management believes that the resolution of these proceedings will not have any material adverse impact on the Company's financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

     On September 27, 1999, the Company held a Special Meeting of Stockholders to consider and act upon the following matter:

     To approve amendments to the Company's Certificate of Incorporation to effect a reverse split of the Company's Class A Common Stock, $.01 par value per share (the "Common Stock") pursuant to which a number of shares of Common Stock then outstanding between 5 and 20 will be converted into one share depending upon a final determination by the Board of Directors that such a reverse stock split is in the best interest of the Company and its stockholders, and authorizing the Board of Directors to file one such amendment.

     Due to the absence of a quorum, the meeting was recessed to September 30, 1999 and again to October 13, 1999. In the absence of a quorum, the meeting could not be lawfully and properly convened and was therefore adjourned.

Item 5. Other Information

     On October 19, 1999, the Company was notified by the Nasdaq National Market that the Company's Class A Common Stock, $.01 par value per share, was delisted due to the Company's failure to meet certain maintenance criteria, including minimum bid price requirements. The Company's Class A Common Stock is now quoted on the Nasdaq OTC Bulletin Board.

Item 6. Exhibits and Reports on Form 8-K

     A. Exhibits. The following exhibits are filed herewith:

                           Exhibit No.            Title
                           -----------            -----

                              27                  Financial Data Schedule

     B. Reports on Form 8-K. The Company did not file any Current Reports or amendments on Form 8-K during the fiscal quarter covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VIDEO UPDATE, INC.

Date: December 15, 1999:                By: /s/ Daniel A. Potter
                                            -----------------------------------
                                            Daniel A. Potter,
                                            Chief Executive Officer and
                                            Chairman of the Board of Directors


Date: December 15, 1999:                By: /s/ Michael P. Gebauer
                                            -----------------------------------
                                            Michael P. Gebauer,
                                            Chief Financial Officer

                                    18 of 18