Form 10-Q
period 2000-01-31
VIDEO UPDATE INC
filed 2000-03-17
CIK 920042

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended January 31, 2000

                                       or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from        to
                                        -----      -----
                         Commission file number: 0-24346


                               VIDEO UPDATE, INC.
          -------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                     Delaware                               41-1461110
         -----------------------------         -------------------------------
         (State or Other Jurisdiction of                 (I.R.S. Employer
         Incorporation or Organization)                 Identification No.)

                             3100 World Trade Center
                               30 East 7th Street
                            St. Paul, Minnesota 55101
              ----------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (651) 312-2222
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
              ----------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---    ---
         The number of shares of Class A Common Stock, $.01 par value, outstanding at March 15, 2000 is 29,278,457.

                               VIDEO UPDATE, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                  PAGE NO.
                                                                                --------
ITEM 1.      Financial Statements

             Consolidated Balance Sheets - April 30, 1999 and January 31, 2000      3

             Consolidated Statements of Operations - Three Months and Nine
                      Months ended January 31, 1999 and January 31, 2000            4

             Consolidated Statements of Cash Flows - Nine Months ended
                      January 31, 1999 and January 31, 2000                         5

             Notes to Consolidated Financial Statements - January 31, 2000          6

ITEM 2.      Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                     8

ITEM 3.      Quantitative and Qualitative Disclosures about Market Risk            15

PART II - OTHER INFORMATION


ITEM 1.      Legal Proceedings                                                     16

ITEM 6.      Exhibits and Reports on Form 8-K                                      17

SIGNATURES                                                                         17



                                    2 of 17

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               VIDEO UPDATE, INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                     ASSETS

                                                                       APRIL 30,               JANUARY 31,
                                                                         1999                     2000
                                                                      --------------------------------------
                                                                                               (UNAUDITED)
Cash and cash equivalents                                           $       1,235            $        1,092
Accounts receivable                                                         3,826                     3,642
Merchandise inventory                                                       6,393                     8,134
Video and game rental inventory - net                                      45,040                    42,120
Property and equipment - net                                               59,395                    51,649
Prepaid expenses                                                            6,419                     1,467
Goodwill - net                                                             77,715                    74,386
Other assets                                                                7,185                     6,746
                                                                      ------------             -------------
         Total assets                                               $     207,208            $      189,236
                                                                      ============             =============


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                       $     116,014            $      140,498
Accounts payable                                                           56,055                    26,100
Accrued expenses                                                           23,054                    18,834
Accrued rent                                                                7,118                     7,021
Accrued compensation                                                        8,062                     5,330
                                                                      ------------             -------------
         Total liabilities                                                210,303                   197,783
                                                                      ------------             -------------
Commitments and contingencies

Preferred Stock, par value $.01 per share:
    Authorized shares -- 5,000,000
    Issued shares - none                                                       --                        --
Class A Common Stock, par value $.01 per share:
    Authorized shares -- 60,000,000
    Issued and outstanding shares -- 29,278,457 at April 30,
      1999 and January 31, 2000                                               293                       293
    Additional paid-in capital                                            116,372                   120,776
    Retained deficit                                                    (118,045)                 (128,600)
    Foreign currency translation                                          (1,715)                   (1,016)
                                                                      ------------             -------------
         Total stockholders' equity                                       (3,095)                   (8,547)
                                                                      ------------             =============
         Total liabilities and stockholders' equity                 $     207,208            $      189,236
                                                                      ============             =============








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

                                    3 of 17

                               VIDEO UPDATE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)



                                                 THREE MONTHS ENDED JANUARY 31,          NINE MONTHS ENDED JANUARY 31,
                                                    1999              2000                  1999              2000
                                                 ------------      -----------           -----------       ------------

Revenues:
    Rental revenue                             $      60,161     $     50,284          $    168,816      $     152,814
    Product sales                                     10,281            6,909                24,962             18,396
    Service fees                                         250              275                   791                809
                                                 ------------      -----------           -----------       ------------
                                                      70,692           57,468               194,569            172,019

Costs and expenses:
    Store operating expenses                          57,437           44,397               172,194            146,108
    Selling, general and administrative                4,640            4,223                14,284             14,074
    Cost of product sales                              6,196            4,487                16,142             11,628
    Store closing charge                                  --          (1,913)                    --            (5,230)
    Amortization of goodwill                           1,259            1,096                 3,379              3,260
                                                 ------------      -----------           -----------       ------------
                                                      69,532           52,290               205,999            169,840
                                                 ------------      -----------           -----------       ------------

Operating income (loss)                                1,160            5,178              (11,430)              2,179

Interest expense                                     (3,329)          (4,704)              (10,102)           (13,498)
Other income                                              46              584                   302                764
                                                 ------------      -----------           -----------       ------------
                                                     (3,283)          (4,120)               (9,800)           (12,734)
                                                 ------------      -----------           -----------       ------------

Income (loss) before income taxes                    (2,123)            1,058              (21,230)           (10,555)
Income tax expense                                        --               --                    --                 --
                                                 ------------      -----------           -----------       ------------
Net income (loss)                              $     (2,123)     $      1,058          $   (21,230)      $    (10,555)
                                                 ============      ===========           ===========       ============

Net income (loss) per share-basic and
   diluted                                     $      (0.07)     $       0.04          $     (0.73)      $      (0.36)
                                                 ============      ===========           ===========       ============








                             See accompanying notes.


                                    4 of 17

                               VIDEO UPDATE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                           NINE MONTHS ENDED JANUARY 31,
                                                                              1999                2000
                                                                          -------------       -------------

              OPERATING ACTIVITIES
                  Net loss                                              $     (21,230)      $     (10,555)
                  Adjustments to reconcile net loss to net
                    cash provided by operating activities:
                      Depreciation and amortization                             65,767              44,895
                      Deferred income taxes                                       (11)                  --
                      Store closing reserve                                         --             (5,230)
                      Accrual adjustment                                            --             (7,021)
                      (Gain) loss on disposal of property and                       --                (86)
                        equipment
                      Changes in operating assets and liabilities, net of
                        acquisitions of businesses:
                          Accounts receivable                                      639                 184
                          Merchandise inventory                                (4,876)             (1,741)
                          Income taxes                                           2,123                  --
                          Other assets                                           (916)               4,021
                          Accounts payable                                       6,352             (2,043)
                          Accrued rent                                              --                (97)
                          Accrued liabilities                                  (2,164)               (719)
                       Other operating activities                                   24                  --
                                                                          -------------       -------------
              Net cash provided by operating activities                         45,708              21,608

              INVESTING ACTIVITIES
                  Purchase of video and game rental inventory                 (50,964)            (28,684)
                  Purchase of property and equipment                          (11,578)               (891)
                  Disposal of property and equipment                                --                 770
                  Investment in businesses, net of cash acquired                 (525)               (115)
                                                                          -------------       -------------
              Net cash used in investing activities                           (63,067)            (28,920)

              FINANCING ACTIVITIES
                  Proceeds from notes payable                                   27,300              29,550
                  Payments of notes payable                                   (16,032)            (23,080)
                  Proceeds from sale lease-back                                  5,000                  --
                  Other financing activities                                     (600)                  --
                                                                          -------------       -------------
              Net cash provided by financing activities                         15,668               6,470
                                                                          -------------       -------------

              Effect of exchange rate changes on cash                              954                 699
              Decrease in cash and cash equivalents                              (737)               (143)
              Cash and cash equivalents at beginning of the
              period                                                             1,433               1,235
                                                                          -------------       -------------
              Cash and cash equivalents at end of the period            $          696      $        1,092
                                                                          =============       =============







                             See accompanying notes.


                                    5 of 17

                               VIDEO UPDATE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2000
                                   (UNAUDITED)

1.  GENERAL

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended January 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2000 (in January 2000, the Company's Board of Directors approved a resolution changing the Company's fiscal year-end from April 30 to January 31, effective January 31, 2001 instead of January 31, 2000). Certain prior year items have been reclassified to conform with the fiscal 2000 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended April 30, 1999.

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

         The following table is a reconciliation of the basic and diluted earnings per share computation:



                                                                     THREE MONTHS                     NINE MONTHS
                                                                  ENDED JANUARY 31,                ENDED JANUARY 31,
                                                                 ---------------------           ---------------------
                                                                    1999        2000                1999        2000
                                                                 ---------   ---------           ----------   --------
                                                                        (In thousands, except per share amounts)
Numerator:
Numerator for basic and diluted earnings per share--net gain    $  (2,123)  $    1,058         $  (21,230)  $ (10,555)
(loss)                                                           =========   =========          ==========   =========


Denominator:
Denominator for basic earnings per share--weighted-average
shares
    Class A common shares                                           29,278      29,278              29,278      29,278
    Class B common shares                                               --                              --
                                                                 ---------   ---------          ----------   ---------
Denominator for basis earnings per share                            29,278      29,278              29,278      29,278
Effect of dilutive securities:
     Contingent stock acquisition                                       --          --                  --          --
                                                                 ---------   ---------          ----------   ---------
Dilutive potential common shares                                        --          --                  --          --
                                                                 ---------   ---------          ----------   ---------
Denominator for diluted earnings per share--
     adjusted weighted-average shares and assumed conversions       29,278      29,278              29,278      29,278
                                                                 =========   =========          ==========   =========
Basic net gain (loss) per share                                 $   (0.07)  $     0.04         $    (0.73)  $   (0.36)
                                                                 =========   =========          ==========   =========
Diluted net gain (loss) per share                               $   (0.07)  $     0.04         $    (0.73)  $   (0.36)
                                                                 =========   =========          ==========   =========


3.  COMPREHENSIVE INCOME (LOSS)

         As of May 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the



                                    6 of 17

Company's net income (loss) or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. Prior years' financial statements have been reclassified to conform to the requirements of Statement
130. During the three months ended January 31, 1999 and 2000, total comprehensive income (loss) amounted to $(1,700,000) and $2,653,000, respectively; and during the nine months ended January 31, 1999 and 2000, total comprehensive loss amounted to $(22,240,000) and $(9,856,000), respectively.

4.  INCOME TAX EXPENSE

     During the three months ended and nine months ended January 31, 2000, the Company estimated that its effective tax rate for the year would be 0%. The Company has therefore used this rate in providing for income taxes in the current quarter and periods to date. The Company evaluated and estimated its effective tax rate at the end of each interim period during the fiscal year.

5.  PROVISION FOR STORE CLOSING AND OTHER CHARGES

     During the three months ended and nine months ended January 31, 2000, $81,000 and $519,000, respectively, was expended for lease terminations and miscellaneous closing costs related to the Company's 1998 business restructuring plan. Successful negotiations of lease terminations and the decision to keep a select few stores open resulted in an excess reserve of approximately $505,000 and $755,000, respectively that was recorded as an increase to net income.

     During the three months ended and nine months ended January 31, 2000, $440,000 and $1,163,000, respectively, was expended for lease terminations and miscellaneous closing costs related to the Company's 1999 business restructuring plan. Successful negotiations of lease terminations and the decision to keep a select few stores open resulted in an excess reserve of approximately $1,408,000 and $4,475,000, respectively that was recorded as an increase to net income. As of January 31, 2000, approximately $4.1 million is reserved for costs related to stores that have recently been closed or may yet be closed.

6.  LEGAL PROCEEDINGS

        In connection with the acquisition of the assets of Videoland, Inc. ("Videoland") in November 1995, the Company issued 239,163 shares of its Class A Common Stock (the "Videoland Shares") to the sellers of the assets of Videoland (the "Videoland Sellers"). With respect to the Videoland Shares, the Company agreed to make a deficiency payment in October 1996 to the Videoland Sellers if the gross proceeds received by such sellers from the sale of the Videoland Shares during the six months from March 1996 through September 1996 is not equal to the number of shares of Videoland Shares sold multiplied by $12.00. The Videoland Sellers were subject to certain "lockup" or sale restrictions as a condition to any deficiency payment. The Company initiated an action in federal district court in Minnesota for a declaratory judgment that the Videoland Sellers are not entitled to any deficiency payment in light of the failure by such sellers to comply with the lockup or sale restrictions. In January 1998, the court entered a judgment, payable in the Company's stock or cash, against the Company in the amount of $1,220,403 plus interest from October 1996, and attorney's fees. The Company appealed the judgment to the Eighth Circuit. The appeal was denied. The Company is exploring further avenues of relief, including but not limited to the satisfaction of a portion of the judgment by a transfer of the Company's stock. A variety of aspects of such a settlement are now subject to litigation in the federal district court in Minnesota, the outcome of which no assurances can be given. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action.

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

     On June 20, 1999, Allen Industries, Inc. ("Allen"), a North Carolina corporation,filed a lawsuit against the Company claiming approximately $3 million in unpaid invoices arising out of the conversion of various Moovies stores. The parties have reached a settlement in this matter which reduced the net amount due to Allen to $1.3 million. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action.

    Video Update is currently in the process of an Internal Revenue Service ("IRS") audit. As with any audit, certain issues have been raised by the IRS for more detailed review and examination. Because the audit is still incomplete, the resolution of these or future issues and their impact on the Company's financial condition and results of operations cannot be determined at this time.

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

OVERVIEW

    The Company franchised its first store in January 1983 and opened its first Company-owned store in September 1989. By July 1994, when the Company completed its initial public offering, the Company had grown to 15 Company-owned stores and 30 franchised stores. Subsequently, the Company substantially accelerated its growth and as of January 31, 2000 operated 589 Company-owned stores in 31 states and five provinces in Canada, and has 52 franchised stores predominantly in the United States. The majority of the Company's stores located in the United States are superstores. Superstores are video specialty stores that carry more than 7,500 rental units.

    The Company generates revenues primarily from the rental of videocassettes and video games, from service fees from its franchisees and from the sale of products. As reflected in the chart below, rental revenues at Video Update stores have accounted for the substantial majority of the Company's revenues. The Company expects that this trend will continue.


                           THREE MONTHS ENDED JANUARY 31,                NINE MONTHS ENDED JANUARY 31,
                         -----------------------------------        -------------------------------------
                            1999                   2000                1999                     2000
                         ------------           ------------        ------------             ------------
                                   (In thousands)                                (In thousands)

Rental revenue         $      60,161          $      50,284       $     168,816            $     152,814
Product sales                 10,281                  6,909              24,962                   18,396
Service fees                     250                    275                 791                      809
                         ============           ============        ============             ============
Total revenues         $      70,692          $      57,468       $     194,569            $     172,019
                         ============           ============        ============             ============


OPERATING RESULTS

        The table below sets forth the percentage of revenues represented by certain items included in the Company's statements of operations for the periods indicated.



                                    8 of 17

                                            THREE MONTHS ENDED JANUARY  31,        NINE MONTHS ENDED JANUARY 31,
                                          -----------------------------------     -------------------------------
                                               1999                2000                 1999              2000
                                          ---------------     ---------------     --------------    -------------
    Revenues:
        Rental revenue                           85.1 %             87.5 %              86.8 %           88.8 %
        Product sales                            14.5               12.0                12.8             10.7
        Service fees                              0.4                0.5                 0.4              0.5
                                          ------------        -----------         -----------       ----------
    Total revenues                              100.0              100.0               100.0            100.0

    Costs and expenses:
        Store operating expenses                 81.3               77.3                88.5             84.9
        Selling, general and                      6.6                7.3                 7.4              8.2
         administrative
        Cost of product sales                     8.7                7.8                 8.3              6.7
        Store closing charge                       --              (3.3)                  --            (3.0)
        Amortization of goodwill                  1.8                1.9                 1.7              1.9
                                          ------------        -----------         -----------       ----------
    Total cost and expenses                      98.4               91.0               105.9             98.7
                                          ------------        -----------         -----------       ----------
    Operating income (loss)                       1.6                9.0               (5.9)              1.3

    Other income (expense):
        Interest expense                        (4.7)              (8.2)               (5.2)            (7.9)
        Other income                              0.1                1.0                 0.2              0.5
                                          ------------        -----------         -----------       ----------

    Total other income (expense)                (4.6)              (7.2)               (5.0)            (7.4)
                                          ------------        -----------         -----------       ----------
    Income (loss) before income taxes           (3.0)                1.8              (10.9)            (6.1)
    Income tax expense                             --                 --                  --               --
                                          ------------        -----------         -----------       ----------
    Net income (loss)                           (3.0) %              1.8 %            (10.9) %          (6.1) %
                                          ============        ===========         ===========       ==========


THREE AND NINE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THREE AND NINE MONTHS ENDED JANUARY 31, 2000

RENTAL REVENUE

         Rental revenue was approximately $60,161,000 and $50,284,000, or 85.1% and 87.5% of total revenues for the three months ended January 1999 and 2000, respectively. The decrease in rental revenue of $9,877,000 was attributed to the decrease in same store sales of 15.6% and the closing of under-performing stores.

         Rental revenue was approximately $168,816,000 and $152,814,000, or 86.8% and 88.8% of total revenues for the nine months ended January 31, 1999 and 2000, respectively. The decrease in rental revenue of $16,002,000 was primarily attributed to the closing of under-performing stores pursuant to the Company's business restructuring plans of fiscal 1998 and 1999 and to increased competition in several key markets. Of the 78 stores closed since January 31, 1999, 63 relate to the Company's fiscal 1999 business restructuring plan. Same store sales decreased 7.8% for the nine months ended January 31, 2000.

PRODUCT SALES

         Product sales were approximately $10,281,000 and $6,909,000, or 14.5% and 12.0% of total revenues for the three months ended January 31, 1999 and 2000, respectively. The decrease in product sales of $3,372,000 was primarily attributed to the closing of under-performing stores.

         Product sales were approximately $24,962,000 and $18,396,000, or 12.8% and 10.7% of total revenues for the nine months ended January 31, 1999 and 2000, respectively. The decrease in product sales of $6,566,000 was primarily attributed to the closing of under-performing stores and the high volume of Titanic video sales that occurred in the second quarter of fiscal 1999.


                                    9 of 17

SERVICE FEES

         Service fees were approximately $250,000 and $275,000, or 0.4% and 0.5% of total revenues for the three months ended January 31, 1999 and 2000, respectively. Continuing service fees and royalties from franchisees accounted for about 87% of total service fees.

         Service fees were approximately $791,000 and $809,000, or 0.4% and 0.5% of total revenues for the nine months ended January 31, 1999 and 2000, respectively. Continuing service fees and royalties from franchisees accounted for about 87% of total service fees.

STORE OPERATING EXPENSES

         Store operating expenses were approximately $57,437,000 and $44,397,000, or 81.3% and 77.3% of total revenues for the three months ended January 31, 1999 and 2000, respectively. The decrease in store operating expenses of $13,040,000 and the decrease in store operating expenses as a percentage of total revenues was primarily attributed to the closing of under-performing stores, and other cost cutting measures such as the review of vendor relationship/accounts which resulted in adjustments of amounts previously accrued of approximately $1.6 million. Included in these adjustments was the effect of the settlement reached with Allen Industries, Inc.

         Store operating expenses consist primarily of compensation and related expenses including regional management expenses, occupancy expenses, and the cost of rental tapes and video games. Operating expenses were approximately $172,194,000 and $146,108,000, or 88.5% and 84.9% of total revenues for the nine months ended January 31, 1999 and 2000, respectively. The decrease in store operating expenses of $26,086,000 and the decrease in store operating expenses as a percentage of total revenues was primarily attributed to the closing of 78 under-performing stores since January 31, 1999 and other cost cutting measures such as reduction of management overhead, positive resolution of disputed amounts previously accrued of approximately $3.7 million, and selected downsizing of stores. The Company is also reviewing operating statistics such as store hour coverage and supervisory ratios to determine the most cost effective way to provide exceptional customer service.


                                                    THREE MONTHS ENDED JANUARY 31,         PERCENT OF REVENUE
                                                -----------------------------------   --------------------------
                                                     1999                  2000          1999             2000
                                                -------------         -------------   ----------       ---------
Cost of rental revenue                        $       16,931        $       10,716         24.0 %          18.7 %
Occupancy expenses                                    17,479                14,792         24.7            25.7
Compensation and related expenses                     16,544                14,168         23.4            24.7
Furniture, fixtures, and equipment expenses            3,452                 2,374          4.9             4.1
Other store operating expenses                         3,031                 2,347          4.3             4.1
                                                -------------         -------------   ----------       ---------
Total store operating expenses                $       57,437        $       44,397         81.3 %          77.3 %
                                                =============         =============   ==========       =========


                                                   NINE MONTHS ENDED JANUARY 31,          PERCENT OF REVENUE
                                                -----------------------------------   --------------------------
                                                     1999                  2000          1999             2000
                                                -------------         -------------   ----------       ---------
Cost of rental revenue                        $       52,992        $       40,552         27.2 %          23.6 %
Occupancy expenses                                    53,697                48,621         27.6            28.3
Compensation and related expenses                     47,260                43,148         24.3            25.1
Furniture, fixtures, and equipment expenses           10,240                 9,719          5.3             5.6
Other store operating expenses                         8,005                 4,068          4.1             2.3
                                                -------------         -------------   ----------       =========
Total store operating expenses                $      172,194        $      146,108         88.5 %          84.9 %
                                                =============         =============   ==========       =========


         Cost of rental revenue was approximately $16,931,000 and $10,716,000, or 24.0% and 18.7% of total revenues for the three months ended January 31, 1999 and 2000, respectively. The decrease of $6,215,000 was primarily attributed to decreased purchases of inventory and to the closing of 78 under-performing stores since January 31, 1999. The decrease in the cost of rental revenue as a percentage of revenues was primarily the result of a change in the method of amortization of rental tapes partially offset by an increase in revenue sharing expenses. Effective February 1, 1999, the Company changed the amortization policy for videos to more appropriately reflect the economics of revenue sharing agreements with studios that result in satisfying consumer demand over a shorter period of time. The adoption of the new method of amortization was accounted for as a change in accounting estimate effected by a change in accounting




                                    10 of 17
principle in the fourth quarter of fiscal year 1999. The Company recorded a pre-tax charge of approximately $50,629,000 in the fourth quarter of fiscal year 1999 which had the effect of decreasing amortizable inventory in fiscal year 2000 versus fiscal year 1999.

         Cost of rental revenue was approximately $52,992,000 and $40,552,000, or 27.2% and 23.6% of total revenues for the nine months ended January 31, 1999 and 2000, respectively. Cost of rental revenue reflects the amortization of videocassettes and video games, revenue sharing expenses, and fees paid to videocassette and video game suppliers. The decrease of $12,440,000 was primarily attributed to increased purchases of inventory and the closing of 78 under-performing stores since January 31, 1999. The decrease in cost of rental revenue as a percentage of revenues was primarily the result of a change in the amortization policy discussed above.

         Occupancy expenses were approximately $17,479,000 and $14,792,000, or 24.7% and 25.7% of total revenues for the three months ended January 31, 1999 and 2000, respectively. The decrease of approximately $2,687,000 was primarily attributed to the closing of under-performing stores. The expense as a percentage of revenue increased as a result of occupancy expenses that are still being realized subsequent to the closing of the under-performing stores as well as soft sales in the current fiscal period.

         Occupancy expenses were approximately $53,697,000 and $48,621,000, or 27.6% and 28.3% of total revenues for the nine months ended January 31, 1999 and 2000, respectively. The decrease of approximately $5,076,000 was primarily attributed to the closing of 78 under-performing stores since January 31, 1999.

         Compensation and related expenses were approximately $16,544,000 and $14,168,000, or 23.4% and 24.7% of total revenues for the three months ended January 31, 1999 and 2000, respectively. The decrease of approximately $2,376,000 was primarily attributed to the closing of under-performing stores. The expense as a percentage of revenue increased as a result of soft sales in the current fiscal quarter.

         Compensation and related expenses were approximately $47,260,000 and $43,148,000, or 24.3% and 25.1% of total revenues for the nine months ended January 31, 1999 and 2000, respectively. The decrease of approximately $4,112,000 was primarily attributed to the closing of 78 under-performing stores since January 31, 1999. The expense as a percentage of revenue increased as a result of soft sales in the current fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses were approximately $4,640,000 and $4,223,000, or 6.6% and 7.3% of total revenues for the three months ended January 31, 1999 and 2000, respectively. The decrease of approximately $417,000 was the net effect of the favorable resolution of amounts previously accrued of approximately $1.1 million offset by the increase in operational expenses.

         Selling, general and administrative expenses were approximately $14,284,000 and $14,074,000, or 7.4% and 8.2% of total revenues for the nine months ended January 31, 1999 and 2000, respectively. The decrease of approximately $210,000 was the net effect of the favorable resolution of amounts previously accrued of approximately $2.5 million offset by the increase in operational expenses.

COST OF PRODUCT SALES

         Cost of product sales were approximately $6,196,000 and $4,487,000, or 8.7% and 7.8% of total revenues for the three months ended January 31, 1999 and 2000, respectively. The cost of product sales as a percentage of total product sales was approximately 60.3% and 64.9% for fiscal 1999 and 2000, respectively. The increase in the cost of product sales as a percentage of total product sales was due to a change in product mix.

         Cost of product sales were approximately $16,142,000 and $11,628,000, or 8.3% and 6.7% of total revenues for the nine months ended January 31, 1999 and 2000, respectively. The cost of product sales as a percentage of total product sales revenue was approximately 64.7% and 63.2% for fiscal 1999 and 2000, respectively. The decrease in the cost of product sales as a percentage of total product sales was due to a change in product mix and the high volume of Titanic video sales that occurred in the second quarter of fiscal 1999. The


                                    11 of 17

Company anticipates that the cost of product sales as a percentage of product sales will remain consistent with historical results, but will fluctuate quarterly based upon customer demands.

STORE CLOSING CHARGE

         During the fourth quarter of fiscal 1999, the Company adopted a business restructuring plan to close approximately 70 under-performing stores. This resulted in the Company recording a pre-tax charge of approximately $16,135,000 to cover lease termination charges, closing costs and asset write-downs for these stores. During the nine months ended January 31, 2000, 63 stores were either closed at a significantly lower cost to the Company than originally planned or determined to remain open which resulted in a gain of approximately $1,913,000 and $5,230,000, respectively.

AMORTIZATION OF GOODWILL

         Amortization of goodwill was approximately $1,259,000 and $1,096,000, or 1.8% and 1.9% of total revenues for the three months ended January 31, 1999 and 2000, respectively. The increase as a percentage of total sales was primarily attributed to soft sales in the current fiscal year.

         Amortization of goodwill was approximately $3,379,000 and $3,260,000, or 1.7% and 1.9% of total revenues for the nine months ended January 31, 1999 and 2000, respectively. The increase as a percentage of total sales was primarily attributed to soft sales in the current fiscal year.

INTEREST EXPENSE

         Interest expense was approximately $3,329,000 and $4,704,000, or 4.7% and 8.2% of total revenues for the three months ended January 31, 1999 and 2000, respectively. The increase of approximately $1,375,000 was primarily attributed to interest on increased borrowings, a 0.75% increase of the overall interest rate, and the issuance of warrants related to the additional term debt resulting in an increase in interest expense.

         Interest expense was approximately $10,102,000 and $13,498,000, or 5.2% and 7.9% of total revenues for the nine months ended January 31, 1999 and 2000, respectively. The increase of approximately $3,396,000 was primarily attributed to interest on increased borrowings, a 0.75% increase of the overall interest rate, and the issuance of warrants related to the additional term debt resulting in an increase in interest expense.

OTHER INCOME

         Other income was approximately $46,000 and $584,000, or 0.1% and 1.0% of total revenues for the three months ended January 31, 1999 and 2000, respectively. The increase in other income is primarily attributed to favorable developments which effected the Company's legal reserves.

         Other income was approximately $302,000 and $764,000, or 0.2% and 0.5% of total revenues for the nine months ended January 31, 1999 and 2000, respectively. The increase in other income is primarily attributed to favorable developments which effected the Company's legal reserves.

INCOME TAXES

         At the end of the January 31, 2000 quarter, the Company estimated that its effective tax rate for the year ended April 30, 2000 would be 0%. The Company has therefore used this rate in providing for income taxes in the current quarter. The Company will evaluate and estimate its effective tax rate at the end of each interim period during fiscal 2000.

     During the three months ended and nine months ended January 31, 2000, the Company estimated that its effective tax rate for the year would be 0%. The Company has therefore used this rate in providing for income taxes in the current quarter and periods to date. The Company evaluated and estimated its effective tax rate at the end of each interim period during the fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations through cash from operations, the proceeds of prior equity and debt offerings, borrowings under bank facilities, trade credit and equipment leases. The Company's principal capital requirements are for the purchase of rental inventory, payments related to store closings, payments related to aged accounts payable, and payments of interest and principal related to the Company's indebtedness.

         At January 31, 2000, the Company had cash and cash equivalents of approximately $1,092,000. The Company uses an unclassified balance sheet in its financial statements, and as a result, does not classify its assets or


                                    12 of 17
liabilities as current or non-current. If the Company were to use a classified balance sheet, a portion of videocassette rental inventories would be classified as non-current because they are not assets that are reasonably expected to be completely realized in cash or sold in one year. The acquisition cost of these inventories, however, would be reflected in current liabilities. The Company believes that classification of videocassette rental inventories as non-current assets would be misleading because it would not indicate the level of assets expected to be converted into cash in the next year as a result of rentals or sales of these videocassettes.

         For the nine months ended January 31, 2000, net cash provided by operating activities was approximately $21,608,000. Net cash used in investing activities was approximately $28,920,000, consisting primarily of approximately $891,000 for the purchase of property and equipment and approximately $28,684,000 for the purchase of video and game rental inventory. Net cash generated from financing activities was approximately $6,470,000.

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

         During the second quarter of fiscal 1999, the Company and the bank syndicate amended the terms of the Senior Facility to, among other things: (i) reduce the Senior Facility from $120 million to $115 million; (ii) revise certain financial covenants; (iii) modify the terms of the capital expenditure line to allow usage for working capital needs; (iv) increase the overall interest rate by 0.5%; (v) add consent fees of $600,000 payable August 12, 1998 and $575,000 payable on August 12, 1999; and (vi) reprice warrants held by the bank syndicate to a more current market price. During the third quarter of fiscal 1999, the Company and the bank syndicate amended the terms of the Senior Facility to, among other things; (i) permit a sale-leaseback transaction; (ii) defer the January 31, 1999 principal payments to March 12, 1999; and (iii) increase the overall interest rate by 0.25%. During the fourth quarter of fiscal 1999, the Company and the bank syndicate amended the terms of the Senior Facility to, among other things; (i) defer the March 12, 1999 principal payments to May 31, 1999; (ii) revise certain financial covenants; and (iii) add a consent fees of $57,500 due on April 30, 1999 and May 15, 1999.

         Effective May 28, 1999, the Company and the bank syndicate amended the terms of the Senior Facility to, among other things; (i) increase the overall Senior Facility with a new tranche of C Term loans in the aggregate amount of $10.5 million maturing June 2006, and bearing 12% interest; (ii) revise certain financial covenants; (iii) revise and defer certain principal payments; (iv) increase the overall interest rate by 0.75%; and (v) reflect the issuance of 7,481,250 warrants at $0.8719 per share expiring June 2006. The Company is using proceeds of the new C Term loans for, among other things, the purchase of rental inventory, payments related to expected store closings, trade payables, and debt service. As of January 31, 2000, the Company had $15 million outstanding under the capital expenditure line and $5 million outstanding under the revolving line both of which are available to fund working capital needs. As of January 31, 2000 the Company had no further borrowing capacity available under its Senior Facility. The Company believes that its relationship with the Senior Facility lenders is satisfactory and that it would be able to obtain any necessary waivers, amendments or modifications to the Senior Facility if the Company's operating performance causes it to fall short of certain financial covenants in the Senior Facility, although no assurances can be given. If the Company is unable to maintain such a level of operations, it will be required to reduce its overall expenditures and expansion plans to comply with the covenants and requirements of the Senior Facility. Additionally, any failure by the Company to maintain its level of operations within the covenants and requirements of the Senior Facility could cause the Company to be in default thereunder, allowing the lenders to take


                                    13 of 17
legal action against the Company, including but not limited to, the immediate acceleration of payment of borrowed funds, which could materially and adversely affect the Company's operations. The immediate acceleration of debt thereunder or the lack of further borrowing capacity, in whole or in part, would have a material adverse effect on the Company's operations and financial condition.

         Amounts borrowed under the Senior Facility bear interest at variable rates based on the "base rate" (i.e., the higher of the federal funds rate, plus 1/2 of 1% or the prime commercial lending rate) or the inter-bank Eurodollar rate (approximately 8.0% and 5.83% per annum, respectively as of January 31, 2000) plus an applicable margin rate that could range from 0.5% to 5.25%. Amounts currently outstanding at January 31, 2000 had a weighted average rate of 10.62%.

         The Senior Facility includes negative, affirmative, and financial covenants including, but not limited to, minimum free cash flow, consolidated indebtedness to consolidated free cash flow, maximum leverage, minimum fixed charge coverage, a prohibition or restriction on capital expenditures, debt and guarantees, liens and encumbrances on any property, mergers, consolidations, investments, advances, divestitures, change of business or conduct of business, joint ventures, partnerships, the creation of new subsidiaries, dividends, distributions, repurchases or redemptions of outstanding stock (including options or warrants), the voluntary prepayment, repurchase redemption or defeasance of debt, and the acquisition, sale or transfer, lease or sale-leaseback of assets. The Senior Facility is secured by substantially all of the Company's assets as well as by pledges of its stock in its subsidiaries, which subsidiaries also have provided guarantees of the Company's obligations.

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

         During fiscal year 2000, the Company is proceeding with actions intended to enhance prospects for revenue growth and profitability including the closing of approximately 70 identified under-performing locations. The Company continues to evaluate opportunities to reduce costs and improve revenues. The Company has maintained a longstanding and satisfactory relationship with its primary product vendors and has negotiated extended payment terms with several of these vendors. The loss of its primary product vendors could have a material adverse effect on the Company. The Company will continue to focus on reducing the aged accounts payable with payments, the extension of terms, and negotiated settlements. If the Company is unable to reduce the aged accounts payable to the satisfaction of the trade creditors, it could have a material adverse effect on the Company. Assuming the Company is able to maintain a satisfactory relationship with its selected vendors, its bank lenders, and its trade creditors, the Company expects that cash from operations, trade credits, equipment leases, available revenue sharing arrangements, and available borrowings under the Senior Facility will be sufficient to fund future inventory purchases and other working capital needs for the next twelve months, although no assurances can be given that the Company will not require additional sources of financing as a result of disappointing operating results, or unanticipated cash needs, or opportunities. Moreover, no assurances can be given that such additional funds will be available on satisfactory terms, if at all. If the Company is unable to obtain such additional financing, the Company may be required to reduce its overall expenditures and the Company's ability to maintain or expand its current level of operations could be materially and adversely affected.

         Mr. Bedard had issued a note to the Company (the "Recourse Note") in connection with previous stock option exercises, for approximately $1,155,637, respectively, including accrued interest through April 30, 1998. In fiscal 1999, the Recourse Note accrued additional interest of $81,721 for a total Recourse Note balance of $1,237,358. Previously, the Company's Board had approved the accrual of a bonus to satisfy the Recourse Note, as well as the anticipated payroll tax liability to Mr. Bedard. The Company expects to complete its obligation with respect to Mr. Bedard's Recourse Note over the next nine months.



                                    14 of 17

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

         Substantially all Company-owned stores are in leased premises, except for four stores that are located on premises owned by the Company. The Company expects that most future stores will occupy leased premises.

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



                                    15 of 17

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

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

        In connection with the acquisition of the assets of Videoland, Inc. ("Videoland") in November 1995, the Company issued 239,163 shares of its Class A Common Stock (the "Videoland Shares") to the sellers of the assets of Videoland (the "Videoland Sellers"). With respect to the Videoland Shares, the Company agreed to make a deficiency payment in October 1996 to the Videoland Sellers if the gross proceeds received by such sellers from the sale of the Videoland Shares during the six months from March 1996 through September 1996 is not equal to the number of shares of Videoland Shares sold multiplied by $12.00. The Videoland Sellers were subject to certain "lockup" or sale restrictions as a condition to any deficiency payment. The Company initiated an action in federal district court in Minnesota for a declaratory judgment that the Videoland Sellers are not entitled to any deficiency payment in light of the failure by such sellers to comply with the lockup or sale restrictions. In January 1998, the court entered a judgment, payable in the Company's stock or cash, against the Company in the amount of $1,220,403 plus interest from October 1996, and attorney's fees. The Company appealed the judgment to the Eighth Circuit. The appeal was denied. The Company is exploring further avenues of relief, including but not limited to the satisfaction of a portion of the judgment by a transfer of the Company's stock. A variety of aspects of such a settlement are now subject to litigation in the federal district court of Minnesota, the outcome of which no assurances can be given. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action (Case No. 3-96 735).

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

         On June 20, 1999, Allen Industries, Inc. ("Allen"), a North Carolina corporation, filed a lawsuit against the Company claiming approximately $3 million in unpaid invoices arising out of the conversion of various Moovies stores. The parties have reached a settlement in this matter which reduced the net amount due to Allen to $1.3 million. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action (Case No. 1:99CV640).

         Video Update is currently in the process of an Internal Revenue Service ("IRS") audit. As with any audit, certain issues have been raised by the IRS for more detailed review and examination. Because the audit is still incomplete, the resolution of these or future issues and their impact on the Company's financial condition and results of operations cannot be determined at this time.


                                    16 of 17

     In addition to the above, the Company is involved in various legal proceedings arising during the normal course of conducting business. Management believes that the resolution of these proceedings will not have any material adverse impact on the Company's financial statements.



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits.  The following exhibits are filed herewith:

                       Exhibit No.      Title
                       -----------      -----
                           10           Employment Agreement of Michael Gebauer
                           27           Financial Data Schedule



         B. Reports on Form 8-K. The Company did not file any Current Reports or amendments on Form 8-K during the fiscal quarter covered by this report.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VIDEO UPDATE, INC.

Date:  March 16, 2000             By:  /s/ Daniel A. Potter
                                       -----------------------------------------
                                             DANIEL A. POTTER,
                                             Chief Executive Officer and
                                             Chairman of the Board of Directors


Date:  March 16, 2000             By:  /s/ Michael P. Gebauer
                                       -----------------------------------------
                                             MICHAEL P. GEBAUER,
                                             Chief Financial Officer



                                    17 of 17