Form 10-K
period 2000-04-30
VIDEO UPDATE INC
filed 2000-09-11
CIK 920042

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (NO FEE REQUIRED)

FOR THE FISCAL YEAR ENDED APRIL 30, 2000, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM                     TO

COMMISSION FILE NUMBER 0-24346

                            ------------------------

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

     Aggregate market value of registrant's voting stock held by non-affiliates as of September 7, 2000: Class A Common Stock, $.01 par value: $4,624,431 based on a closing price of $0.1719 per share.

     Number of shares outstanding of each of the registrant's classes of common stock, as of August 15, 2000: Class A Common Stock, $.01 par value: 29,278,457 shares.

                DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS:

     Note: The discussions in this Form 10-K contain forward looking statements that are subject to risks and uncertainties. The actual results of Video Update, Inc. and subsidiaries (the "Company") could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K. Statements contained in this Form 10-K that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for fiscal 2001 and beyond to differ materially from those expressed or implied in any forward looking statements made by, or on behalf of, the Company.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Video Update, Inc. ("Video Update" or the "Company") owns and operates video specialty stores throughout North America. As of April 30, 2000, the Company owned and operated 586 stores located in 29 states and five provinces in Canada and franchised 35 additional video specialty stores in the United States. As of April 30, 2000, 420, or approximately 92%, of the Company's stores in the United States, and 101, or approximately 80% of the Company's Canadian stores, were superstores, defined as retail video stores that carry more than 10,000 rental units. The Company believes that, as of the end of its most recent fiscal year, it is the fourth largest video specialty retailer in the United States and the third largest video specialty retailer in Canada based on the number of superstores it operates. Video Update stores in the United States and Canada offer on average approximately 13,500 and 12,600 rental units, respectively, including multiple copies of new and popular movie releases and video games, in a visually appealing and customer friendly layout.

     The Company franchised its first store in January 1983 and opened its first Company-owned store in September 1989. By July 1994, when the Company completed its initial public offering, it had grown to 15 Company-owned stores and 30 franchised stores. By the middle of the 1990's, the Company had developed a superstore format that distinguished it from other video retailers. The format provided the flexibility for the Company to expand into desirable sites in both small and large markets without compromising profitability, or decreasing the number of viable markets into which it could expand. Video Update subsequently accelerated its growth, and in March 1998 acquired Moovies, Inc., a 267-unit chain headquartered in Greenville, South Carolina, for $79 million (including the assumption of approximately $50 million in debt). During fiscal 2000, the Company opened two new video superstores, purchased one franchise operation, and closed 69 stores (see Notes to the Consolidated Financial Statements: Note 3 "Moovies, Inc. Acquisition" and Note 4 "Provision for Store Closings and Other Charges") for discussions on the store closings. Same store sales during fiscal 2000 decreased by approximately 6.6%.

     As of August 15, 2000, the Company failed to make principal and interest payments of approximately $6 million. Consequently, the Company is in default under its senior credit facility (as further described herein, the "Senior Facility"). In addition, the Company's ability to implement its operational and business strategy described herein is extremely limited because the Company has no available borrowings under its Senior Facility or any other similar facility. Accordingly, the Company's available cash for operational activities is severely restricted, and the Company likely will not be able to pursue its intended operational and business strategies in a manner that would normally be possible under circumstances in which the Company had not defaulted under the terms of the Senior Facility. In addition, the lenders under the Senior Facility may, but are not obliged to, take immediate legal action against the Company, including but not limited to, acceleration of payment of all borrowed funds and such other remedies as may be available under the loan documents or common or statutory law. Under these circumstances, a number of the Company's contracts and supply arrangements, including but not limited to its revenue sharing contracts, may be subject to termination or re-negotiation. These circumstances likely will have a material adverse effect on the Company's ability to increase revenues and income and may, therefore, have a material adverse effect upon the Company's business, financial condition and results of operations.

     The Company continues to evaluate opportunities to reduce costs and improve revenues, although no assurances can be given that such actions will be successful if implemented. In addition, it is evaluating various alternatives to raise capital, including the possible sale of assets. Prior to any default under the Senior Facility, the Company had endeavored to maintain satisfactory relationships with its primary product vendors and had negotiated extended payment terms with several of these vendors. No assurances can be given that the Company will be able to maintain such relationships, although it continues to be able to obtain product from various sources. Moreover, the loss of its primary product vendors could have a material adverse effect on the Company. The Company will continue to focus on reducing the aged accounts payable with payments, the extension of terms, and negotiated settlements. If the Company is unable to reduce the aged accounts payable to the satisfaction of the trade creditors, it could have a material adverse effect on the Company. The

Company is uncertain whether cash from operations, trade credits, equipment leases, and available revenue sharing arrangements will be sufficient to fund future inventory purchases and other working capital needs for the next twelve months. If the Company is unable to obtain additional financing or maintain its relationships with its vendors and trade creditors, the Company may be required to reduce its overall expenditures and the Company's ability to maintain or expand its current level of operations will be materially and adversely affected.

  Video Retail Industry Overview

     The home video retail industry has experienced significant growth over the last fifteen years. According to industry reports, gross U.S. rental revenues have grown from approximately $2.6 billion in 1985 to more than $8.6 billion in 1999, an increase of 231%, or 15.4% annually. Paul Kagan Associates, Inc. ("Kagan"), an independent market research firm, estimates rental revenues will increase an additional 15% to $9.9 billion by the year 2002. Convenience, limited out-of-pocket expense, reliability, product availability and satisfaction are all factors that make VCR's and video rentals the preferred medium of entertainment for millions of customers. Nearly one quarter of all Americans continue to make a trip to their video store at least once a week.

     According to Kagan and the Electronics Industry Association ("EIA"), over 85% of the approximately 105 million American households owning televisions have at least one VCR and over 40% of homes have two or more. Kagan and EIA projections indicate that by 2005 over 91% of the 105 million American households will have VCR's, with over 50% owning two or more.

     According to the EIA, a record 18 million VCR decks and an additional 2.9 million combination TV/ VCR units were shipped in 1998. According to the Consumer Electronics Association ("CEA"), VCR shipments increased 26% in 1999, and combination TV/VCR unit shipments were up an impressive 40%.

     The home video retail industry includes rentals and sales of both VHS movie cassettes and the rapidly growing digital videodisc ("DVD") format. The consumer market for the majority of video movies has primarily been a rental market. Movie studios determine the suggested retail prices of videos and through their pricing decisions, influence the relative levels of video rentals versus video sales. Videos released at relatively high prices, typically $60 or more, are generally low to middle dollar grossing theatrical box office performers (one million to $40 million dollars) or direct-to-video productions with no theatrical release. These releases make up the majority of new product and are purchased by video retailers then made available exclusively through video rentals. Exceptions to this "high price" rule exist primarily in the genres of children and family product. The mass appeal and acceptance of such content makes it attractive for mass merchants to purchase this product, therefore enticing the movie studios to release it at a lower price (i.e. "Tarzan", "Pokemon: The First Movie", and "Star Wars Episode 1: The Phantom Menace"). Videos released at relatively low prices, typically $15 to $30, are generally high grossing theatrical box office performers (over $40 million dollars). These releases are purchased by video retailers for both sale and rental and may be purchased by consumers at a variety of retail stores including video retailers, mass merchants, electronic superstores, sell-through only music/video specialty stores, grocery, convenience stores and various e-commerce sites. Low priced releases are attractive rentals to the video retailer because of the relatively few number of rentals required to recover their cost and provide a favorable return despite the extra sales competition from other retail channels. Exceptions to this "low price" rule exist when content is rated PG-13 or R and mass merchants notify the studios that they will not purchase the title. This exception is more frequent since a majority of high grossing theatrical releases are often of the comedy, drama, action and horror genres that include content of a mature adult theme. Most often, this mature theme makes them unacceptable for sale in the mass merchant environment (i.e. "American Pie", "There's Something About Mary" and "Saving Private Ryan"). These exceptions are attractive to video retailers since the high box office performers initially are only available for rent.

  Highly Fragmented Industry

     The home video retail industry remains highly fragmented and has experienced significant consolidation as unprofitable stores close and larger regional and national superstore chains acquire smaller chains. As the regional and national chains grow through acquisition and new store openings, they gain market share and increase their operating leverage. Large superstore chains provide a wider breadth and depth of videos for rent or sale, cost effective advertising programs and better promotions to drive consumer traffic than independent operators provide. They also enjoy the advantages of access to working capital, marketing efficiencies, revenue sharing deals, title-depth programs, cost saving direct purchasing programs with movie studios, operating economies of scale and the ability to obtain superior retail locations. The Company believes the industry consolidation will continue as large chains get larger and small independent operators are forced to close or sell to a larger player.

  Video Stores are an Important Revenue Source for Studios

     According to Kagan, the home video retail industry remains the largest single source of revenue to movie studios accounting for approximately 50% of movie studios' total revenues. Of the many movies produced by major studios and released in the United States each year, relatively few are profitable for the studios based on box office revenue alone. Video specialty stores are an exceptionally important and reliable revenue source for studios since video specialty stores typically purchase movies on video that were not as successful at the box office in addition to purchasing box office hits. The Company believes that the customer is more likely to view movies that were not box office hits via rental (VHS or DVD) than on any other medium because video specialty stores provide an inviting opportunity to browse and make an impulse choice among a very broad selection of movie titles at a relatively low price. The rapid acceptance and growth of the DVD format should increase this revenue source to the studios. In addition, many of the major studios have entered into revenue sharing arrangements and other title-depth programs with a few of the larger national chains, including Video Update. The Company expects that such revenue sharing arrangements and title-depth programs will allow retailers to offer a greater quantity of titles to meet consumer demand, enhancing the interdependent relationship between the studios and the larger national chains.

  Emerging DVD Format

     Following an extended period of dual format, the Company anticipates that DVD's will eventually replace VHS videotapes as the new way of viewing entertainment products. Kagan reports indicate DVD sales are rapidly increasing. Over 31 million households are expected to own DVD hardware by 2005, up from 3.6 million in 1999.

     While most of these DVD units will be additions to the 105 million VCR households in 2005, the Company recognizes the 30% consumer acceptance rate of this new technology as a large opportunity. Currently, Video Update rents DVD video titles in over 50% of its stores and continues to add DVD rentals to stores as the installed equipment base in any market drives product demand. Despite the emergence of new competing technologies, there is little near-term threat to the video home market and specialty retailer. New technologies face the enormous hurdles of consumer acceptance, undefined technology costs, proven delivery methods, and most importantly, the guarantee of replacing or improving revenues to movie studios.

  Distribution Channel for Studios

     Historically, new technologies have led to the creation of additional distribution channels for movie studios. Movie studios seek to maximize their revenues by releasing movies in sequential release date "windows" to various movie distribution channels. These distribution channels currently include, in release date order, movie theaters, video specialty stores, pay-per-view (cable/satellite), cable television, and foreign, network and syndicated television. The Company believes that this method of sequential release has allowed movie studios to increase their total revenue with relatively little adverse effect on the revenue derived from previously established channels. Furthermore, the Company believes that movie studios will continue the practice of sequential release as new technology distribution channels become available. Historically, movie studios provided an exclusive window on new releases for video specialty stores. Today, the window is approximately 50 days long, down from about 56 days two years ago. The shortened window benefits larger operators relative to smaller chains and single store operators due to the large operators' significant copy depth that more quickly satisfies consumer demand. In addition, the Company believes that the length of time between the movie theater release date and the release date to video specialty stores is getting shorter. The Company also believes that studios are starting to bypass the movie theaters by releasing high quality and popular movie sequels directly to video specialty stores.

     The Company believes that the addition and eventual transition to the DVD format should not greatly deviate from the movie studios' current practice with respect to release guidelines or pricing strategy. Today, most DVD product is being released on the same date ("day and date") as VHS cassettes at sell-through prices that are approximately five to ten dollars higher than VHS cassettes. This "day and date" strategy has led to increased sell-through competition from mass merchants, electronic superstores, sell-through only music/video specialty chains and e-commerce sites. Studios adopted this strategy to encourage the consumer transition and price acceptance of this new technology. There are no guarantees that this "day and date" sell-through price strategy will continue but it has served to fuel DVD consumer interest and enabled video retailers to add dual format rental inventory at a relatively low cost. The Company supports this pricing practice but could easily accept a two tier rental/sell-through strategy as currently exists in the VHS product lines. A two-tier strategy would eliminate competitiveness from e-commerce companies. Initially supporting only the rental of DVD, the Company has not experienced the negative impact of deep discount retail pricing or loss leader pricing of e-commerce. The rental of DVD product has provided the Company a return on investment ("ROI") similar to VHS product.

  Revenue Sharing Agreements

     The Company has negotiated revenue sharing partnerships with several major studios and most of the smaller studios to maximize its rental title depth, while reducing its initial inventory investment. Revenue sharing typically lowers the Company's initial cost of high priced rental product while sharing the revenue of each new release rented over an approximate six month period with the studios. This process compensates the studios as the Company generates revenues. Low priced rental and sell-through products are purchased outright and are not part of the revenue sharing process. In addition, the Company acknowledges that most studios not participating in revenue sharing programs have reduced initial costs of high priced new releases through various title-depth programs to remain competitive and ensure representation on new release shelves. The Company believes that small chains and single store owners do not have the information reporting systems or distribution facilities necessary to economically participate in direct studio relationships. Furthermore, the Company is continually renegotiating the terms of various revenue share programs to maximize return on investment and maintain appropriate purchase to revenue ratios.

     Over the past twelve months, the Company has renegotiated several revenue share agreements resulting in improved revenue splits for the Company. In addition, during the past twelve months, multiple new revenue share agreements have been implemented under these more attractive terms. The Company has also re-evaluated existing agreements with the major studios and has discontinued "output" programs. An "output" program required that the Company carry every new release distributed by the studio. It also requires a guaranteed amount of revenue due the studio for each release. For high box office titles, the "output" programs were generally profitable for the Company. However, mid to lower box office titles often did not earn back the minimum guarantee and actually increased the Company's costs.

     "Non-output" agreements do not require the Company to stock every new release from a studio, but instead permits the Company to either take a title in depth through the "non-output" agreement, or purchase a title in lesser quantity through a distributor. Even though the Company has reduced its participation with major studio output programs, the Company has been able to supplement title-depth by participating with more studios who do not require guarantees or offer other cost saving title-depth programs.

     The Company's two largest competitors, Blockbuster, Inc., a subsidiary of Viacom, Inc. ("Blockbuster") and Hollywood Entertainment Corporation ("Hollywood"), have announced the opening of smaller size stores with limited catalog (older movie titles) and placing more emphasis on high box-office releases (censored versions) obtained through revenue sharing programs. Although revenue sharing remains a major component of the Company's current purchase depth advantage over smaller chains and single storeowners, the Company also increases revenues and maximizes profitability by providing product not typically carried by its largest competitors. The Company's differentiated product offering consists of the unrated or "Director's Cut" version of movies (e.g. "American Pie") as well as mature content videos. The Company believes that its unique product offerings help differentiate it from the competition and provides it with a generally higher margin profile (higher ROI). Even with the more mature content options cable and satellite TV programming offer, consumers have displayed reluctance to freely allow access of this programming into their homes. Video rentals and purchases provide a high consumer confidence level for necessary parental control over choice of program content.

     Not withstanding the foregoing, given the Company's current default under the Senior Facility, no assurances can be given that the Company will be able to maintain its revenue sharing partnerships on the current terms if at all.

  Previously Viewed Tapes

     The Company believes that its direct relationships with movie studios has also strengthened its previously viewed tapes ("PVT") category. Through revenue sharing agreements, the opportunity to purchase significantly more units, especially high box-office releases, has allowed the Company to sell PVT to its customers after it has recouped its initial investment and generated an acceptable ROI. PVT provides a consistent and profitable way to reduce the unit count of an older release so that it can be transitioned to its permanent catalog, and has allowed the Company to competitively price product with the mass merchants and electronic superstores who have dominated the sell-through market. PVT offers customers the opportunity to purchase their favorite rental movie at a reduced price and often before it is available at other stores for sale. Typically, previously viewed movies are an authorized part of revenue sharing after a specified "no sale" period. The Company expects that the added depth of product purchased through revenue sharing and title depth programs will continue to add significant sell-through revenues in the future. The Company also expects to add new "DVD's for sale" to top performing DVD rental locations. As with VHS movies the Company's goal will be to capitalize on impulse and customer convenience sales versus attempting to price compete with mass merchants and e-commerce.

  Video Games

     The video game industry set records for growth in 1999. According to the Interactive Digital Software Association ("IDSA"), game software sales grew 11% to $6.1 billion in 1999. The industry, which includes hardware, software and accessories, as a whole grew by more than $700 million, topping the $9 billion mark in total sales. Approximately 145 million Americans, ages six or older, say they routinely play computer or video games, and 43% of these players are female. Industry research from Game Business also shows that video gamers are getting older, with 40 % of the primary users of consoles over the age of 18. Of current game console owners, Sony "PlayStation" has a 53% market share. Both Nintendo and Microsoft have announced plans to have new 128 bit DVD based hardware "Dolphin" and "XBox" respectively, on the market by 2001.

     The Company continues to recognize the synergies that exist between the video and game industries. Game rentals support the Company's core video rental business by catering to the younger demographics of the game enthusiast. By providing breadth and depth of game rental hardware, new release and catalog software, the Company broadens its rental customer appeal to all family members and the ever growing "plugged-in" generation. The Company recognized the consumer interest of the new 128 bit game format and placed the new Sega "Dreamcast" hardware and software in all of its U.S. stores upon introduction in September of 1999. In the fall of 2000, Sony is expected to introduce their new 128 bit "PlayStation 2" hardware and software. The extremely strong consumer anticipation of the new "PlayStation 2" is driven by its incorporation of DVD playback capabilities and the backward compatibility to play the original "PlayStation" software. The Company believes that the added DVD feature will help ensure acceptance and growth of the DVD format by expediting the placement of units per household through a younger family demographic. In addition, the Company believes that the backward compatibility will enhance consumer confidence of current "PlayStation" hardware and software owners who may have been reluctant to invest in new technology based on their current investment in existing technology.

  Additional Revenue Opportunities

     The Company believes that the combined video and game industry growth statistics and consumer acceptance of the DVD format for both movies and games offers continued evidence supporting the future of the retail rental industry. The Company believes that additional revenue opportunities will exist in related accessories for the DVD format such as blank discs for recording, various disc-care and player/console maintenance items, and industry magazines and strategy guides, although no assurances can be given. Related accessories have been sourced through a "pay-on-scan" arrangement with the Company's magazine supplier and a test with a game console accessory supplier. Pay-on-scan enables the Company to add related accessory items to store inventories with no initial cost. The Company's point-of-sale system records each store's sales by item and the Company only pays for items sold, typically with 30-day payable terms. These pay-on-scan purchasing programs produce comparable sell-through margins of 35% to 40% without the up-front inventory dollar investment. The Company intends to continue to pursue similar sell-through opportunities with manufacturers who are eager to have their products represented in a large chain of stores and will accept the inventory up-front risk in return for this representation. Pay-on-scan, as with revenue sharing, is a competitive purchase option/advantage for large chain stores such as Video Update.

OPERATIONS

     The Company's management has substantial experience in the video retailing industry. The Company believes it has developed a superstore format that distinguishes the Company from other video retailers. Key elements of the Company's operating strategy are set forth below.

     At April 30, 2000, 420 or approximately 92%, of the Company's stores in the United States and 101, or approximately 80%, of the Company's Canadian stores were superstores. Superstores are defined as video rental stores that have more than 10,000 rental units. The Company believes that an extensive selection of rental product is a key determinant that consumers consider in choosing to visit and patronize a particular video store. The Company tailors the movies and games available for rent in a given store according to the market served by that store. Additionally, catalog movies (those in release for more than one year) are displayed in a library style (spine-out method) allowing for significantly more video cassettes per square footage of rental space. As a result, in part because of its direct revenue sharing relationships with movie studios, the Company believes that it is able to provide an extensive selection, yet retain greater flexibility than many of its competitors in terms of store size in which it can operate.

     The Company maintains an integrated point of sale ("POS") system that provides it with immediate access to information on movie and game rentals and sales, individual title performance, category rental sales performance, shrinkage and overdue rentals. The POS system is used to manage inventory turns, purchase new inventory, and balance customer demand and rental trends, all of which the Company believes maximizes each store's profitability. The Company converts the POS systems of acquired stores to that of the Company's as quickly as is practicable.

     The Company has redirected its marketing strategies from a broad, shotgun approach, to a more targeted database driven marketing program.

     The Company's primary goal is to retain its customers and increase the average transaction amount per visit. The Company uses competitive price strategies to increase revenue per customer, encouraging the customer to move up the rental pyramid to the top rental frequency position. In fiscal 2000, the Company implemented a multiple rental program in three areas: new releases, catalog titles, and video games. There remains upward room for additional pricing increases primarily due to regular theatre ticket price increases, rising cable television and pay-per-view costs, and the continued consumer appetite for big box-office releases.

     In addition to revenues from new releases (which account for approximately 80% of revenues), during 1999 the Company introduced a new seven-day rental promotion that offered extended viewing periods on slower-turning matured new releases.

     The Company gains wide national brand awareness by co-branding with partners such as Pepsi Cola, Act II Popcorn, and Hershey's, as well as with all the major motion picture studios. The Company believes that co-branding is one of the most cost-effective means of building a national brand name.

     The in-store signage is updated frequently to keep messages fresh and direct customers to specials and high traffic areas. Signs alert customers to non-rental areas and programs, like the new release videos that can be pre-ordered, previously viewed movies and movies for sale. To support the store collateral, the in-store magazine Entertainment Magazine, reiterates rental specials, pre-order opportunities, and upcoming previously viewed movies for sale. Entertainment Magazine also serves as a newsletter informing customers about upcoming new releases and special store events.

     www.videoupdate.com is an informational site designed for the customer to retrieve video and game release dates, upcoming pre-sell titles, in-store specials, and allows customers to enter contests. The website lists store addresses and phone numbers that are easily accessed by clicking on the appropriate state or province.

     The Company believes that its geographic concentration of multiple stores in a market allows it to more easily monitor store operations through its regional management offices and to achieve operating efficiencies in inventory management, marketing, distribution, training and store supervision. The Company receives cooperative advertising credits for each store it operates, and by operating multiple stores in a single geographic market, it can more effectively use cooperative advertising credits to maximize the impact of its advertising.

     The Company strives to create a national presence and name recognition. To achieve this objective and to most efficiently and effectively operate its stores, the Company attempts to maintain consistency among its Company-owned and franchised stores. The Company strives to conform each store's signage, layout, marketing, management information systems and customer service.

STORE OPERATIONS AND LOCATIONS

     Each Video Update store operates under substantially the same plan of operation. Company-owned stores are open 365 days a year with daily hours generally from 10:00 a.m. to 11:00 p.m. Sunday through Thursday and from 10:00 a.m. to 12:00 midnight Friday and Saturday. The Company's stores use a self-service system, whereby customers select products from the shelves and proceed to the checkout counter. Video Update stores in the United States and Canada average approximately 5,800 and 4,900 square feet in size, respectively.

     The Company seeks to locate its stores in geographic areas that will enable it to achieve operating efficiencies in inventory management, advertising, marketing, distribution, training and store supervision. The following table sets forth the locations of existing Company-owned and franchised stores as of April 30, 2000:

                                                             NUMBER OF         NUMBER OF         TOTAL
                                                           COMPANY-OWNED      FRANCHISED       NUMBER OF
                   STATE OR PROVINCE                          STORES            STORES          STORES
                   -----------------                       -------------      -----------      ---------
Alaska.................................................           3               --                3
Arizona................................................          34               --               34
Colorado...............................................          11               --               11
Connecticut............................................           2               --                2
Georgia................................................          24               --               24
Illinois...............................................          19               --               19
Indiana................................................          26               --               26
Iowa...................................................          17               --               17
Kentucky...............................................          --                2                2

                                                             NUMBER OF         NUMBER OF         TOTAL
                                                           COMPANY-OWNED      FRANCHISED       NUMBER OF
                   STATE OR PROVINCE                          STORES            STORES          STORES
                   -----------------                       -------------      -----------      ---------
Michigan...............................................          15               --               15
Minnesota..............................................          56                8               64
Missouri...............................................          12               --               12
Nebraska...............................................           4               --                4
Nevada.................................................           7               --                7
New Hampshire..........................................          --                9                9
New Jersey.............................................           5               --                5
New Mexico.............................................           1               --                1
New York...............................................           9               --                9
North Carolina.........................................          30               --               30
Ohio...................................................          31               --               31
Oklahoma...............................................           5               --                5
Oregon.................................................           1               --                1
Pennsylvania...........................................          28                1               29
South Carolina.........................................          25               --               25
South Dakota...........................................           4               --                4
Tennessee..............................................           1               --                1
Texas..................................................          15               --               15
Utah...................................................           3               --                3
Virginia...............................................          27               14               41
Washington.............................................          38               --               38
Wisconsin..............................................           6                1                7
Alberta................................................          60               --               60
British Columbia.......................................          59               --               59
Manitoba...............................................           5               --                5
Ontario................................................           2               --                2
Yukon..................................................           1               --                1
                                                                ---               --              ---
     Total.............................................         586               35              621
                                                                ===               ==              ===

MANAGEMENT INFORMATION SYSTEMS

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

     The Company's stores generally carry approximately 13,500 and 12,600 videos for rent in its United States and Canadian stores, respectively, representing approximately 8,700 and 6,800 titles, respectively. Movie titles are classified into at least 23 categories, such as "Action," "Drama," "Family," and "Children" and are displayed alphabetically within those categories. These categories are also easily identified by our in-store mask graphic elements. Each category mask graphic depicts a theatrical expression or element that bonds the graphic to the category. These graphic elements are used in promotional and advertising elements and create a unique brand identity for the Company's stores.

     Video Games. In addition to the videocassette rentals, stores also rent video games for use with "Sony PlayStation", "Nintendo 64", and "Sega Dreamcast,". A "game store" within the store itself is being developed as a test to further develop and maximize the growing game market. The concept is expected to include an expanded selection of games for rent and sale, game decks, game accessories, and a used "Buy, Sell and Trade" program.

     Additional Products. DVD for rental and sell-through is available in over 50% of its stores. Candy, popcorn and beverage concessions are prominently displayed by the service counter with impulse messaging. Concession add-on sales are assisting the Company to increase its average dollars per customer transaction. Test programs on magazines and related accessories items are ongoing. Once the test proves effective, the programs are then rolled out on a national level backed with advertising.

FRANCHISE OPERATIONS

     The Company currently has 35 franchise superstores.

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

SUPPLIERS

     The Company acquires its inventory of videocassettes, DVD's, and video games and accessories from several different studios and distributors. The Company acquires its inventory of videocassettes (VHS), digital videodiscs
(DVD), video games, related video accessories, magazines plus food and beverage concession products direct from several movie studios and distribution companies. Direct relationships exist with all studio revenue share partners, as well as several national concessionaires. Given the Company's defaults under the Senior Facility, no assurances can be given that such arrangements will not be terminated or re-negotiated.

     The videocassette, DVD's and game inventory in each Company-owned and franchised store consists of catalog titles and new release titles. The average cost to the Company to purchase new release rental videocassettes has continued to trend downwards over the past several years. This decrease is primarily due to the transition of the Company's revenue sharing agreements from "output" to "non-output" which has allowed the Company to maximize its purchasing efforts and continue its efforts to reduce tape costs on a release-by-release basis. Management believes that if its relationship with distributors or other sources were terminated, the Company may not be able to obtain its products directly from alternative suppliers at comparable prices and terms, which would have a material and adverse effect on the Company's business, financial condition and results of operations.

     In addition to traditional inventory purchasing, since fiscal 1999, the Company entered into direct license revenue-sharing agreements with several major motion picture studios, as well as many smaller studios. Under the terms of the agreements, the Company shares the greater of an agreed-upon percentage of the rental revenue or dollar amount per rental transaction, which percentage declines over a period of weeks following the release of the title for video rental. Some agreements include a nominal up front fee for units purchased or a specified guarantee amount.

     The Company believes that revenue sharing agreements are a cost-effective source for larger orders of an individual title, particularly new release titles. Such agreements enable the Company to order larger quantities of copies, (two to five times the normal order) of a particular title than would be cost-effective if the copies had otherwise been purchased. Given the Company's defaults under the Senior Facility, no assurances can be given that the Company will be able to continue to use such revenue sharing agreements to obtain the intended results. The Company believes that if any of its revenue sharing agreements were terminated, such termination would have a material and adverse impact on the Company's business, financial condition and results of operations.

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

     In 1998, the Company filed suit in federal court in Oregon against Rentrak, alleging that the Rentrak Agreement is in conflict with federal antitrust law, given Rentrak's position in the market and its exercise of monopoly power. Although the Company's claim is not pursuant to or arising from the Rentrak Agreement, a resolution of the action may affect some or all of the provisions of the agreement as well as similar agreements in the video industry or may leave the agreement unaffected. The Company has not ordered any titles from Rentrak under the agreement or otherwise. Further, the court in the action may determine that some or all of any monies paid to Rentrak under the Rentrak Agreement are subject to offset or recoupment (see "Item 3-Legal Proceedings").

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

COMPETITION

     The video rental industry is highly competitive. The Company competes with other video retail stores, including Blockbuster and Hollywood, other video superstores, and with supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations, vending machines and other retailers, as well as with noncommercial sources such as libraries. In addition to competing with other video retailers, the Company competes with other leisure-time activities, especially entertainment activities such as movie theaters, sporting events, network television and cable television.

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

     The Company and its larger competitors, including Blockbuster and Hollywood, have entered into direct revenue sharing arrangements with several major motion picture studios. Such arrangements allow these competitors to order and stock a greater number of new release and other titles, thus increasing competition in those areas in which each of the Company and its competitors have retail locations and diminishing the potential benefits of similar revenue sharing arrangements entered into by the Company, which could have a material adverse effect on operations.

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

EMPLOYEES

     As of April 30, 2000, the Company employed 5,274 persons, including 5,115 in Company-owned stores and 159 in the Company's corporate, administrative and warehousing operations. Of the employees, approximately 1,010 were full-time and 4,264 were part-time. The typical required staffing for a Video Update store is 9 to 11 employees, including a store manager. Store managers are supervised by district managers who in turn are supervised by regional managers. Regional managers report directly to the Company's Vice Presidents of Store Operations who in turn report to the Executive Vice President of Store Operations or the Chief Operations Officer. The Company believes that its employee relations are satisfactory.

     The Company has an incentive bonus plan under which store managers are eligible for monthly bonuses. The performance of each manager is evaluated on a variety of criteria, including store revenue, payroll, cash overages and shortages and inventory control.

ITEM 2. PROPERTIES

     The Company leases substantially all of the sites (including buildings and improvements) where its Company-owned video stores are located. The occupancy expense for these sites for the years ended April 30, 1998, 1999 and 2000 was approximately $39,156,000, $65,434,000 and $59,413,000, respectively. These leases generally have a term of three to ten years and provide options to renew for periods ranging from three to five additional years. The Company is generally responsible for real estate taxes, insurance and utilities under all leases (see Note 11 of the Notes to Consolidated Financial Statements "Lease Agreements"). The Company expects that most future video superstores (if any) will also occupy leased premises. The Company owns four locations for Company-owned superstores, one of which is subject to a mortgage, (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources").

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

ITEM 3. LEGAL PROCEEDINGS

     In connection with the acquisition of the assets of Videoland, Inc. ("Videoland") in November 1995, the Company issued 239,163 shares of its Class A Common Stock (the "Videoland Shares") to the sellers of the assets of Videoland (the "Videoland Sellers"). With respect to the Videoland Shares, the Company agreed to make a deficiency payment in October 1996 to the Videoland Sellers if the gross proceeds received by such sellers from the sale of the Videoland Shares during the six months from March 1996 through September 1996 is not equal to the number of shares of Videoland Shares sold multiplied by $12.00. The Videoland Sellers were subject to certain "lockup" or sale restrictions as a condition to any deficiency payment. The Company initiated an action in federal district court in Minnesota for a declaratory judgment that the Videoland Sellers are not entitled to any deficiency payment in light of the failure by such sellers to comply with the lockup or sale restrictions. In January 1998, the court entered a judgment, payable in the Company's stock or cash, against the Company in the amount of $1,220,403 plus interest from October 1996, and attorney's fees; which is recorded in the consolidated balance sheets. The Company appealed the judgment to the Eighth Circuit. The appeal was denied. The Company is exploring further avenues of relief, including but not limited to the satisfaction of a portion of the judgment by a transfer of the Company's stock. A variety of aspects of such a settlement are now subject to litigation in the federal district court of Minnesota, the outcome of which no assurances can be given. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action (Case No. 3-96
735).

     In May 1998, Rousnam Video, Inc., a Michigan corporation and Hani (Al) Monsour (collectively "Monsour") filed a lawsuit in state court (Macomb County, Michigan) claiming amounts due pursuant to post-closing adjustments contemplated in connection with an Asset Purchase Agreement among Monsour and

Moovies, Inc. dated as of March 14, 1997, and the alleged default on a Promissory Note among Monsour and Moovies, Inc. in the amount of $2,000,000. The trial court has ruled in favor of the plaintiffs on a motion for summary judgment, and a judgment for $2,370,195 has been entered against the Company. The $2,000,0000 note is recorded in notes payable and the remaining judgement of $370,195 is recorded in accrued expenses on the consolidated balance sheet at April 30, 2000. The Company believes it has meritorious grounds for its appeal which is currently pending, although assurances cannot be given as to the outcome of such action. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action (Case No. 98-1998-CK).

     In August 1998, the Company filed suit in federal court in Oregon against Rentrak Corporation, an Oregon Corporation. The Company alleges that Rentrak has violated the federal antitrust law, given Rentrak's position in the market and its exercise of monopoly power. Rentrak has counter-claimed for amounts it alleges were owed by Moovies, Inc. prior to the acquisition of Moovies, Inc. by the Company and for amounts it claims are due under a contract with the Company; the Company has denied that such contract is valid or that any sums are due. Fact discovery in the matter is now largely completed. The Company intends to pursue its claims aggressively, although assurances cannot be given as to the outcome of this matter. The foregoing description is qualified in its entirety by reference to the full text of the complaint and papers on file in the action (Case No. CV 98-1013-HA).

     The Company is currently in the process of an Internal Revenue Service ("IRS") audit. Certain issues have been raised by the IRS for more detailed review and examination. Because the audit is still incomplete, the resolution of these or future issues and their impact on the Company's financial condition and results of operations cannot be determined at this time.

     During fiscal 2000, the Company had favorable settlements in certain litigation matters with two vendors. As part of each settlement, the Company converted trade payables to these vendors to structured notes payable of $1,336,000 and $6,500,000, respectively, (see Note 9 of the Notes to Consolidated Financial Statements) and recorded approximately $1,700,000 and $1,200,000, respectively, as a reduction of selling, general and administrative expense and as an adjustment of estimated liabilities in the consolidated financial statements.

     Also in fiscal 2000, the Company recorded a loss of approximately $1,600,000 resulting from a judgment on appeal in a legal matter with a vendor. The Company believes it has meritorious grounds for success and continues to pursue other avenues of relief.

     The Company is involved in various other legal proceedings arising during the normal course of conducting business. Management believes that the resolution of these proceedings will not have any material adverse impact on the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

     From May 1, 1995 until May 7, 1995, the Company's Class A Common Stock was traded on the NASDAQ Small Cap Market. From May 8, 1995 to October 18, 1999, the Company's Class A Common Stock was traded on the NASDAQ National Market System under the symbol "VUPDA." The Company's Class A Common Stock began trading on NASDAQ on July 20, 1994. On October 19, 1999, the Company was notified by the NASDAQ National Market that the Company's Class A Common Stock, $.01 par value per share, was delisted due to the Company's failure to meet certain maintenance criteria, including minimum bid price requirements. The Company's Class A Common Stock is now quoted on the NASDAQ OTC Bulletin Board. On April 28, 2000, the closing price for the Class A Common Stock as reported by the OTCBB was $0.2656 per share.

     For the period indicated, the following table sets forth the range of high and low sale prices for the Class A Common Stock using the prices reported on the NASDAQ National Market System until October 18, 1999 and on the OTCBB from October 19, 1999.

                              CLASS A COMMON STOCK

                                                               HIGH           LOW
                                                              -------       -------
FISCAL 1999
Quarter ended July 31, 1998.................................   $2 31/32      $1 3/32
Quarter ended October 31, 1998..............................    1 3/8           5/8
Quarter ended January 31, 1999..............................    1 31/32         1/2
Quarter ended April 30, 1999................................    1 11/16         17/32
FISCAL 2000
Quarter ended July 31, 1999.................................    1 5/32          5/8
Quarter ended October 31, 1999..............................      5/8           15/64
Quarter ended January 31, 2000..............................      29/64         15/64
Quarter ended April 30, 2000................................      35/64         15/64

     As of April 30, 2000, there were 352 stockholders of record of the Company's Class A Common Stock.

     During the fiscal year ended April 30, 2000, the Company did not pay any dividends on its Common Stock and management does not anticipate the payment of any dividends to its stockholders in the foreseeable future. The Company currently intends to reinvest earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the discretion of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors, including covenants relating to bank indebtedness.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                               YEAR ENDED APRIL 30,
                                 --------------------------------------------------------------------------------
                                    1995        1996(1)        1997         1998(2)       1999(3)       2000(4)
                                 ----------   -----------   -----------   -----------   -----------   -----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues.......................  $    9,051   $    50,504   $    91,799   $   156,154   $   254,096   $   220,962
Income (loss) from continuing
  operations...................  $      213   $     1,628   $     4,620   $   (14,480)  $  (110,371)  $   (36,149)
Income (loss) per share from
  continuing operations,
  basic........................  $     0.10   $      0.17   $      0.29   $     (0.71)  $     (3.77)  $     (1.23)
Income (loss) per share from
  continuing operations,
  diluted......................  $     0.10   $      0.15   $      0.28   $     (0.71)  $     (3.77)  $     (1.23)
Weighted average shares,
  basic........................   2,226,000     9,526,000    15,885,000    20,412,000    29,278,000    29,278,000
Weighted average shares,
  diluted......................   2,226,000    10,663,000    16,262,000    20,412,000    29,278,000    29,278,000
OPERATING DATA:
Increase (decrease) in same
  store sales(5)...............          21%           16%            5%            2%            2%         (6.6%)
Number of stores open at end of
  period:
  Company-owned................          33           204           343           681           652           586
  Franchised...................          22            25            30            72            55            35
                                 ----------   -----------   -----------   -----------   -----------   -----------
                                         55           229           373           753           707           621
                                 ==========   ===========   ===========   ===========   ===========   ===========
Number of Company-owned stores:
  Opened during the period.....           4            35            65            84            16             2
  Acquired during the period...          14           136            74           267            --             1
  Closed during the period.....          --            --            --            13            45            69
BALANCE SHEET DATA:
Total assets...................  $   19,450   $    79,518   $   133,607   $   278,431   $   207,208   $   160,028
Notes payable..................  $    1,278   $     4,859   $    20,564   $   104,488   $   117,124   $   138,440
Total liabilities..............  $    4,279   $    18,018   $    42,615   $   169,132   $   210,303   $   195,826
Stockholders' equity
  (deficit)....................  $   15,171   $    61,500   $    90,992   $   109,299   $    (3,095)  $   (35,798)

------------
(1) During the fourth quarter of fiscal 1996, the Company adopted a new method of amortizing videocassette rental inventory. The effect of the change for recognizing salvage value of base stock and the effect of the application of the new method of amortizing videocassette copies in excess of the base stock to May 1, 1995 had the impact, in total, of increasing amortization expense by $2,773,000 and decreasing net income by $1,604,000, or $0.15 per share, in fiscal 1996.
(2) During the fourth quarter of fiscal 1998, the Company took significant charges of approximately $17 million. Exclusive of the one-time charges, the net loss would have been $2,701,000 or $0.11 per share.
(3) During the fourth quarter of fiscal 1999, the Company took significant charges of approximately $16,135,000 (see Note 4 of the Notes to Consolidated Financial Statements) related to additional store closings and $50,629,000 (see Note 2 of the Notes to Consolidated Financial Statements) related to a change in amortization method for Video and Game Rental Inventory. Exclusive of the charges, the net loss would have been $43,607,000 or $1.49 per share.
(4) During the fourth quarter of fiscal 2000, the Company took significant charges of approximately $7,354,000 related to goodwill impairment and of $4,314,000 related to fixed asset impairment (see Notes 5 and 8 of the Notes to Consolidated Financial Statements). Additionally, during fiscal 2000, the Company took significant gains of $5,420,000 related to store restructure reversals and $4,545,000 related to adjustments in estimated liabilities (see Notes 4 and 6 of the Notes to Consolidated Financial Statements). Exclusive of one-time charges and gains, the net loss would have been $34,446,000 or $1.18 per share.
(5) The stores included in same store sales are Company-owned stores that have been owned and operated by the Company for more than 12 months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere herein.

OVERVIEW

     As of August 15, 2000, the Company failed to make principal and interest payments of approximately $6 million. Consequently, the Company is in default under its Senior Facility. In addition, the Company's ability to implement its operational and business strategy described herein is extremely limited because the Company has no available borrowings under its Senior Facility or any other similar facility. Accordingly, the Company's available cash for operational activities is severely restricted, and the Company likely will not be able to pursue its intended operational and business strategies in a manner that would normally be possible under circumstances in which the Company had not defaulted under the terms of the Senior Facility. In addition, the lenders under the Senior Facility may, but are not obliged to, take immediate legal action against the Company, including but not limited to, acceleration of payment of all borrowed funds and such other remedies as may be available under the loan documents or common or statutory law. Under these circumstances, a number of the Company's contracts and supply arrangements, including but not limited to its revenue sharing contracts, may be subject to termination or re-negotiation. These circumstances likely will have a material adverse effect on the Company's ability to increase revenues and income and may, therefore, have a material adverse effect upon the Company's business, financial condition and results of operations.

     The Company continues to evaluate opportunities to reduce costs and improve revenues, although no assurances can be given that such actions will be successful if implemented. In addition, it is evaluating various alternatives to raise capital, including the possible sale of assets. Prior to any default under the Senior Facility, the Company had endeavored to maintain satisfactory relationships with its primary product vendors and had negotiated extended payment terms with several of these vendors. No assurances can be given that the Company will be able to maintain such relationships, although it continues to be able to obtain product from various sources. Moreover, the loss of its primary product vendors could have a material adverse effect on the Company. The Company will continue to focus on reducing the aged accounts payable with payments, the extension of terms, and negotiated settlements. If the Company is unable to reduce the aged accounts payable to the satisfaction of the trade creditors, it could have a material adverse effect on the Company. The Company is uncertain whether cash from operations, trade credits, equipment leases, and available revenue sharing arrangements will be sufficient to fund future inventory purchases and other working capital needs for the next twelve months. If the Company is unable to obtain additional financing or maintain its relationships with its vendors and trade creditors, the Company may be required to reduce its overall expenditures and the Company's ability to maintain or expand its current level of operations will be materially and adversely affected.

     The Company franchised its first store in January 1983 and opened its first company-owned store in September 1989. By July 1994, when the Company completed its initial public offering, the Company had grown to 15 Company-owned stores and 30 franchised stores. Subsequently, the Company accelerated its growth and as of April 30, 2000, operates 586 Company-owned stores in 31 states and five provinces in Canada, and has 35 franchised stores in the United States. The majority of the Company's stores located in the United States are superstores. Superstores are video specialty stores that carry more than 10,000 rental units.

     In January 2000, the Company's Board of Directors approved a resolution changing the Company's fiscal year-end from April 30 to January 31, effective January 31, 2001.

     The Company generates revenues primarily from the rental of videocassettes and video games, from the sale of products, and from service fees from its franchisees. As reflected in the chart below, rental revenues at

Video Update stores have accounted for the substantial majority of the Company's revenues. The Company expects that this trend will continue.

                                                         YEAR ENDED APRIL 30,
                                                 ------------------------------------
                                                   1998          1999          2000
                                                 --------      --------      --------
                                                            (IN THOUSANDS)
Revenues:
  Rental revenue.............................    $138,279      $221,238      $196,283
  Product sales..............................      17,075        31,915        23,580
  Service fees...............................         800           943         1,099
                                                 --------      --------      --------
       Total revenues........................    $156,154      $254,096      $220,962
                                                 ========      ========      ========

     Overall revenues, including same store sales, did not meet management's expectations for fiscal 2000, due in significant part to the re-negotiation of revenue sharing agreements and unseasonable weather throughout the year.

     Over the past twelve months, the Company has re-negotiated several revenue share agreements resulting in improved revenue splits for the Company. In addition, during the past twelve months, multiple new revenue share agreements have been implemented under these more attractive terms. The Company has also re-evaluated existing agreements with the major studios and has discontinued "output" programs. An "output" program required that the Company carry every new release distributed by the studio. It also requires a guaranteed amount of revenue due the studio for each release. For high box office titles, the "output" programs were generally profitable for the Company. However, middle to lower box office titles often did not earn back the minimum guarantee and actually increased the Company's costs.

     "Non-output" agreements do not require the Company to stock every new release from a studio, but instead permit the Company to either take a title in depth through the "non-output" agreement, or purchase a title in lesser quantity through a distributor. Even though the Company has reduced its participation with major studio output programs, the Company has been able to supplement title-depth by participating with more studios who do not require guarantees or offer other cost saving title-depth programs.

     The Company believes that if any of its primary supply or revenue sharing agreements were terminated, such termination would have a material and adverse impact on the Company's business, financial condition and results of operations.

OPERATING RESULTS

     The table below sets forth the percentage of revenues represented by certain items included in the Company's statement of operations for the periods indicated.

                                                                   YEAR ENDED APRIL 30,
                                                                ---------------------------
                                                                1998       1999       2000
                                                                -----      -----      -----
Revenues:
  Rental revenue............................................     88.6%      87.1%      88.8%
  Product sales.............................................     10.9       12.6       10.7
  Service fees..............................................      0.5        0.3        0.5
                                                                -----      -----      -----
       Total revenues.......................................    100.0      100.0      100.0
                                                                -----      -----      -----

                                                                   YEAR ENDED APRIL 30,
                                                                ---------------------------
                                                                1998       1999       2000
                                                                -----      -----      -----
Costs and expenses:
  Store operating expenses..................................     83.2       91.4       89.9
  Selling, general and administrative.......................     16.2       10.3        9.5
  Cost of product sales.....................................      6.3        8.0        6.6
  Store closing charge......................................      1.7        3.2       (2.5)
  Adjustment of estimated liabilities.......................       --         --       (2.1)
  Inventory valuation charge................................       --       19.9         --
  Fixed asset valuation charge..............................      1.0        2.6        2.0
  Goodwill valuation charge.................................      0.5         --        3.3
  Amortization of goodwill..................................      1.5        1.8        2.0
                                                                -----      -----      -----
       Total costs and expenses.............................    110.4      137.2      108.7
                                                                -----      -----      -----
Operating loss..............................................    (10.4)     (37.2)      (8.7)
Other income (expense)
  Interest expense..........................................     (2.8)      (5.4)      (8.1)
  Other income..............................................      0.0        0.3        0.5
                                                                -----      -----      -----
       Total other expense..................................     (2.8)      (5.1)      (7.6)
                                                                -----      -----      -----
Loss before income taxes....................................    (13.2)     (42.3)     (16.3)
Income tax expense (benefit)................................     (3.9)       1.1         --
                                                                -----      -----      -----
Net loss....................................................     (9.3)%    (43.4)%    (16.3)%
                                                                =====      =====      =====

FISCAL 2000 COMPARED TO FISCAL 1999

     Rental revenue. Rental revenue was approximately $221,238,000 and $196,283,000, or 87.1% and 88.8% of total revenues for fiscal 1999 and 2000, respectively. The decrease in rental revenue of $24,955,000 was attributed to a change in the purchasing agreements with the studios, the closing of 69 under-performing stores, and unseasonable weather throughout the year. The change in the purchasing agreements consisted of a transition from "output" to "non-output" purchasing which eliminated mandatory tape purchases, and has allowed the Company to maximize its margins.

     Product sales. Product sales were approximately $31,915,000 and $23,580,000, or 12.6% and 10.7% of total revenues for fiscal 1999 and 2000, respectively. The decrease in product sales of $8,335,000 was primarily a result of the closing of under-performing stores, high "Titanic" video sales in fiscal 1999, as well as management's continued focus on the rental of videocassettes and DVD's due to their return on investment.

     Service fees. Service fees were approximately $943,000 and $1,099,000, or 0.3% and 0.5% of total revenues for fiscal 1999 and 2000, respectively. Continuing service fees and royalties from franchisees account for 85.7% and 87.0% of total service fees from fiscal 1999 and 2000, respectively.

     Store operating expenses. Store operating expenses consist primarily of compensation and related expenses, occupancy expenses, and the cost of rental tapes and video games. Operating expenses were approximately $232,287,000 and $198,538,000, or 91.4% and 89.9% of total revenues for fiscal 1999 and 2000, respectively. The decrease in store operating expenses of $33,749,000 was attributed to the closing of under-performing stores and other cost cutting measures, such as the reduction of management overhead, and the selected downsizing of stores.

     Store operating expenses consist of the following (in 000's):

                                                TWELVE MONTHS ENDED APRIL 30,         PERCENT OF REVENUE
                                               --------------------------------    ------------------------
                                                 1998        1999        2000      1998      1999      2000
                                               --------    --------    --------    ----      ----      ----
Cost of rental revenue.....................    $ 38,689    $ 76,044    $ 54,417    24.8%     29.9%     24.6%
Occupancy expenses.........................      41,596      71,436      63,350    26.6      28.1      28.7
Compensation and related benefits..........      38,424      60,055      55,973    24.6      23.6      25.3
Furniture, fixtures, and equipment
  expenses.................................       6,313      13,777      15,497     4.1       5.5       7.0
Other store operating expenses.............       4,898      10,975       9,301     3.1       4.3       4.2
                                               --------    --------    --------    ----      ----      ----
       Total store operating expenses......    $129,920    $232,287    $198,538    83.2%     91.4%     89.9%
                                               ========    ========    ========    ====      ====      ====

     Cost of rental revenue was approximately $76,044,000 and $54,417,000, or 29.9% and 24.6% of total revenues for fiscal 1999 and 2000, respectively. Cost of rental revenue reflects the amortization of videocassettes and video games, revenue sharing expenses, and fees paid to videocassette and video game suppliers. The decrease of $21,627,000 was attributed to the decline in purchases that resulted from the transition from "output" to "non-output" revenue sharing agreements, and to the closing of 69 under-performing stores since April 30, 1999.

     Occupancy expenses were approximately $71,436,000 and $63,350,000, or 28.1% and 28.7% of total revenues for fiscal 1999 and 2000, respectively. The decrease of approximately $8,086,000 was primarily attributed to the closing of under-performing stores as well as the selected downsizing of stores. The expense as a percent of revenue increased as a result of occupancy expenses that are still being realized subsequent to the closing of 69 under-performing stores since April 30, 1999, as well as the decline in sales that resulted from the transition from "output" to "non-output" revenue sharing agreements.

     Compensation and related benefits were approximately $60,055,000 and $55,973,000, or 23.6% and 25.3% of total revenues for fiscal 1999 and 2000, respectively. The decrease of approximately $4,082,000 was primarily due to the closing of 69 under-performing stores. The expense as a percent of revenue increased primarily due to the decline in sales that resulted from the transition from "output" to "non-output" revenue sharing agreements.

     Furniture, fixtures, and equipment expenses consisting of depreciation of furniture and fixtures, computer leases, telephone expenses, and other related expenses were approximately $13,777,000 and $15,497,000, or 5.5% and 7.0% of total revenues for fiscal 1999 and 2000, respectively. The increase of $1,720,000 was primarily attributed to losses on equipment disposals and additional equipment leases resulting from the sale-leaseback transaction in fiscal 1999. These were offset slightly by less depreciation expense on fixed assets written off in fiscal 1999 related to store closings.

     Selling, general and administrative. Selling, general and administrative expenses were approximately $26,179,000 and $20,816,000 or 10.3% and 9.5% of total revenues for fiscal 1999 and 2000, respectively. The decrease of approximately $5,363,000 was attributed to the streamlining of administrative duties, continuing efforts towards automation, a reduction of head count, as well as the effect of the settlement with a vendor of approximately $1.7 million.

     Cost of product sales. Cost of product sales was approximately $20,257,000 and $14,637,000, or 8.0% and 6.6% of total revenues for fiscal 1999 and 2000, respectively. The cost of product sales as a percentage of total product sales revenue was approximately 63.5% and 62.1% for fiscal 1999 and 2000, respectively. The decrease in the cost of product sales was primarily attributed to management's continued focus on the rental of videocassettes and DVD's as the core source of revenue due to the higher margins that are realized in comparison to product sales.

     Store closing charge. During the fourth quarter of fiscal 1999, the Company adopted a business restructuring plan to close 70 under-performing stores. This resulted in the Company recording a pre-tax charge of approximately $9,535,000 to cover lease termination charges and miscellaneous closing costs for these stores. During the fiscal year ended April 30, 2000, 60 of the stores reserved were closed at a significantly lower cost to the Company than originally planned due to successful lease terminations and which resulted in a reserve reversal of approximately $5,420,000, and ten stores were determined to remain open. In addition to the stores detailed above, nine stores were closed during fiscal 2000.

     Adjustment of estimated liabilities. During fiscal year 2000, the Company resolved various disputed vendor accounts, including a legal settlement (see
Note 20 of the Notes to Consolidated Financial Statements). The positive resolution of these disputed amounts previously accrued resulted in a reduction of outstanding liabilities of approximately $5,550,000 of which $1,005,000 reduced fixed assets and $4,545,000 was recorded as a reduction of operating expenses.

     Fixed asset valuation charge. During fiscal 1999 and 2000, the Company recorded pretax charges of approximately $6,600,000 and $4,314,000, respectively, relating to the impairment of certain fixed assets held for use when it was determined that future undiscounted cash flows associated with those assets were insufficient to recover their carrying value.

     Goodwill valuation charge. During fiscal 2000, the Company recorded a pretax charge of $7,354,000 relating to the impairment of certain intangible assets when it was determined that future undiscounted cash flows associated with these assets were insufficient to recover their carrying value.

     Amortization of goodwill. Amortization of goodwill was approximately $4,471,000 and $4,299,000 for fiscal 1999 and 2000, respectively.

     Interest expense. Interest expense was approximately $13,695,000 and $17,804,000 or 5.4% and 8.1% of total revenues for fiscal 1999 and 2000, respectively. The increase of approximately $4,109,000 was primarily attributed to interest on increased borrowings under the Company's Senior Facility (as defined below), as well as higher interest rates.

     Other income (expense). Other income (expense) was approximately $677,000 and $686,000 for fiscal 1999 and 2000, respectively.

FISCAL 1999 COMPARED TO FISCAL 1998

     Rental revenue. Rental revenue was approximately $138,279,000 and $221,238,000, or 88.6% and 87.1% of total revenues for fiscal 1998 and 1999, respectively. The increase in rental revenue of $82,959,000 was derived primarily from the 267 video stores acquired from Moovies in March 1998 and a 2% increase in same store revenues at the Video Update locations. Rental revenues did not meet management's expectations for the 12 months ended April 30, 1999, primarily due to the conversion of the Moovies locations in several significant markets, which was completed during the third fiscal quarter, as well as the simultaneous impact during the period of revenue sharing arrangements and copy title depth obtained by competitors in markets where the Company's stores are located.

     Product sales. Product sales were approximately $17,075,000 and $31,915,000, or 10.9% and 12.6% of total revenues for fiscal 1998 and 1999, respectively. The increase in product sales of $14,840,000 was primarily a result of product sales by the Moovies video stores acquired in March 1998 and from the sale of videocassettes of the movie "Titanic." The increase as a percentage of total revenues was primarily due to a difference in product mix and high "Titanic" video sales.

     Service fees. Service fees were approximately $800,000 and $943,000, or 0.5% and 0.3% of total revenues of fiscal 1998 and 1999, respectively. Continuing service fees and royalties from franchisees account for 95% of total service fees from fiscal 1998 and 1999. The increase in service fees of $143,000 was primarily a result of franchises acquired with the Moovies acquisition in March 1998.

     Store operating expenses. Store operating expenses consist primarily of compensation and related expenses, occupancy expenses, and the cost of rental videos and games. Operating expenses were approximately $129,920,000 and $232,287,000, or 83.2% and 91.4% of total revenues for fiscal 1998 and 1999, respectively. Store operating expenses do not include a one-time charge to change the amortization policy for rental inventory (see Note 2 "Change in Amortization Method for Video and Game Rental Inventory" to the Consolidated Financial Statements). The increase in store operating expenses of $102,367,000 was primarily the result of the Moovies video stores acquired in March 1998. The increase in store operating expenses as a percentage of total revenues was primarily due to:
(i) a sales shortfall arising from the timing advantage of revenue sharing arrangements and copy title depth obtained by competitors in the markets where the Company's stores were located; (ii) revenues of a significant number of acquired Moovies locations not performing to management's expectations; and
(iii) corresponding higher costs of new video stores prior to revenue reaching maturity during the first two years of operations.

     Cost of rental revenue were approximately $38,689,000 and $76,044,000, or 24.8% and 29.9% of total revenues for fiscal 1998 and 1999, respectively. Cost of rental revenue reflects the amortization of videocassettes and video games, revenue sharing expenses, and fees paid to videocassette and video game suppliers. The increase of $37,355,000 was primarily attributable to the addition of new release videocassette inventory for new, existing, and the acquired Moovies locations.

     Compensation and related expenses were approximately $38,424,000 and $60,055,000, or 24.6% and 23.6% of total revenues for fiscal 1998 and 1999, respectively. The increase of approximately $21,631,000 was primarily due to the Moovies locations acquired in March 1998.

     Occupancy expenses were approximately $41,596,000 and $71,436,000, or 26.6% and 28.1% of total revenues for fiscal 1998 and 1999, respectively. The increase of $29,840,000 was primarily the result of the video stores acquired during the period and the opening of 71 Company-owned video stores, net of closings, during fiscal 1998.

     Selling, general and administrative. Selling, general and administrative expenses were approximately $25,223,000 and $26,179,000, or 16.2% and 10.3% of total revenues for fiscal 1998 and 1999, respectively. During the fourth quarter of fiscal 1998, the Company recorded the following: (i) a $3,546,000 non-cash, non-tax deductible charge to compensation expense related to the release of 1,170,000 shares of Class B common stock from escrow (see Note 14 of the Notes to Consolidated Financial Statements); (ii) a $7,161,000 charge consisting of a $3,236,000 non-cash charge relating to the restated employment agreements for the Company's Chief Executive Officer and its President, representing amounts to be applied to their existing stock option related loan obligations, and $3,925,000 to be used by the executives primarily to pay income taxes arising from the stock option related transaction; and (iii) $700,000 for previously capitalized bank fees related to the Company's previous Revolving Credit Facility which was repaid prior to its maturity. After giving consideration to these items, expenses were $13,816,000 and $26,179,000, or 8.8% and 10.3% of total revenues for fiscal 1998 and 1999, respectively. The increase of $12,363,000 was primarily due to (i) additional finance and information systems personnel and related expenses to support the Company's growth; (ii) outside legal and accounting fees; (iii) maintenance costs on computer and phone systems; and (iv) bank service fees related to additional locations. The increase in selling, general and administrative expenses as a percent of total revenue was primarily due to (i) higher than expected costs incurred to integrate the Moovies locations; and (ii) sales shortfalls at Moovies locations as they were converted to the Video Update format.

     Cost of product sales. Cost of product sales was approximately $9,809,000 and $20,257,000, or 6.3% and 8.0% of total revenues for fiscal 1998 and 1999, respectively. The cost of product sales as a percentage of total product sales revenue was approximately 57.4% and 63.5% for fiscal 1998 and 1999, respectively. The increase in the cost of product sales as a percentage of product sales was primarily due to the sale of the "Titanic" video which was sold at a low margin due to industry competition.

     Store closing charge. During the fourth quarter of 1999, the Company began and completed an extensive analysis of its base store performance and adopted a business restructuring plan to close approximately 70 under-performing stores. This analysis resulted in the Company recording a pretax charge of approximately $9,535,000 to cover lease termination charges and miscellaneous closing costs for those stores. During the fourth quarter of fiscal 1998, the Company recorded a store closing reserve of approximately $2,700,000 of which approximately $1,337,000 was reversed in fiscal 1999 due to successful negotiation of lease terminations (see Note 4 of the Notes to Consolidated Financial Statements).

     Amortization of goodwill. Amortization of goodwill was approximately $2,353,000 and $4,471,000, or 1.5% and 1.8% of total revenues for fiscal 1998 and 1999, respectively. The increase of $2,118,000 was primarily attributable to the acquisition of Moovies in March 1998.

     Interest expense. Interest expense was approximately $4,292,000 and $13,695,000, or 2.8% and 5.4% of total revenues for fiscal 1998 and 1999, respectively. The increase of $9,403,000 was primarily attributable to interest on increased borrowings under the Company's Senior Facility (as defined below).

     Other income (expense). Other income (expense) was approximately $(71,000) and $677,000, or (0.0)% and 0.3% of total revenues for fiscal 1998 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations through cash from operations, the proceeds of prior equity and debt offerings, borrowings under bank facilities, trade credit and equipment leases. The Company's principal capital requirements are for the purchase of rental inventory, payments related to store closings, and payments of interest and principal related to the Company's indebtedness.

     As of August 15, 2000, the Company failed to make principal and interest payments of approximately $6 million. Consequently, the Company is in default under its Senior Facility. In addition, the Company's ability to implement its operational and business strategy described herein is extremely limited because the Company has no available borrowings under its Senior Facility or any other similar facility. Accordingly, the Company's available cash for operational activities is severely restricted, and the Company likely will not be able to pursue its intended operational and business strategies in a manner that would normally be possible under circumstances in which the Company had not defaulted under the terms of the Senior Facility. In addition, the lenders under the Senior Facility may, but are not obliged to, take immediate legal action against the Company, including but not limited to, acceleration of payment of all borrowed funds and such other remedies as may be available under the loan documents or common or statutory law. Under these circumstances, a number of the Company's contracts and supply arrangements, including but not limited to its revenue sharing contracts, may be subject to termination or re-negotiation. These circumstances likely will have a material adverse effect on the Company's ability to increase revenues and income and may, therefore, have a material adverse effect upon the Company's business, financial condition and results of operations.

     The Company continues to evaluate opportunities to reduce costs and improve revenues, although no assurances can be given that such actions will be successful if implemented. In addition, it is evaluating various alternatives to raise capital, including the possible sale of assets. Prior to any default under the Senior Facility, the Company had endeavored to maintain satisfactory relationships with its primary product vendors and had negotiated extended payment terms with several of these vendors. No assurances can be given that the Company will be able to maintain such relationships, although it continues to be able to obtain product from various sources. Moreover, the loss of its primary product vendors could have a material adverse effect on the Company. The Company will continue to focus on reducing the aged accounts payable with payments, the extension of terms, and negotiated settlements. If the Company is unable to reduce the aged accounts payable to the satisfaction of the trade creditors, it could have a material adverse effect on the Company. The Company is uncertain whether cash from operations, trade credits, equipment leases, and available revenue sharing arrangements will be sufficient to fund future inventory purchases and other working capital needs for the next twelve months. If the Company is unable to obtain additional financing or maintain its relationships with its vendors and trade creditors, the Company may be required to reduce its overall expenditures and the Company's ability to maintain or expand its current level of operations will be materially and adversely affected.

     At April 30, 2000, the Company had cash and cash equivalents of approximately $1,763,000. The Company uses an unclassified balance sheet in its financial statements, and as a result, does not classify its assets or liabilities as current or non-current. If the Company were to use a classified balance sheet, a portion of videocassette rental inventories would be classified as non-current because they are not assets that are reasonably expected to be completely realized in cash or sold in one year. The acquisition cost of these inventories, however, would be reflected in current liabilities. The Company believes that classification of videocassette rental inventories as non-current assets would be misleading because it would not indicate the level of assets expected to be converted into cash in the next year as a result of rentals or sales of these videocassettes.

     For the year ended April 30, 2000, net cash provided by operating activities was approximately $35,127,000. Net cash used in investing activities was approximately $37,382,000, consisting primarily of approximately $1,186,000 for the purchase of property and equipment and approximately $36,512,000 for the purchase of video and game rental inventory. Net cash generated from financing activities was approximately $4,243,000 due primarily to an additional $10,500,000 of term loans (see Note 9 of the Notes to Consolidated Financial Statements).

     In March 1998 the Company completed the acquisition of Moovies, Inc. ("Moovies"). The Company issued approximately 9.3 million shares of Class A Common Stock in exchange for Moovies common stock. The transaction was treated as a tax-free exchange for federal income tax purposes and recorded under the purchase method of accounting.

     Simultaneous with the closing of the Moovies transaction, a syndicate led by Banque Paribas extended the Company a $120 million senior credit facility (the "Senior Facility"). This Senior Facility replaced the Company's previous line of credit. The Senior Facility consisted of the following: (i) two term loans totaling $95 million; (ii) a $15 million capital expenditure line; and,
(iii) a $10 million revolving line. The Company borrowed the $95 million of the two term loans in conjunction with the closing of the merger and the proceeds were used to: (i) refinance approximately $35,000,000 of outstanding indebtedness including accrued interest under the Company's previous line of credit; (ii) refinance approximately $50,000,000 of indebtedness of Moovies under Moovies' previous credit agreement; and (iii) pay transaction fees and expenses relating to the merger of approximately $10,000,000, (including legal fees, accounting fees, and registration fees). The capital expenditure line was primarily available to fund the conversion of the acquired Moovies stores and integration costs, the opening of new stores and selected acquisitions.

     During the second quarter of fiscal 1999, the Company and the bank syndicate amended the terms of the Senior Facility to, among other things: (i) reduce the Senior Facility from $120 million to $115 million; (ii) revise certain financial covenants; (iii) modify the terms of the capital expenditure line to allow usage for working capital needs; (iv) increase the overall interest rate by 0.5%; (v) add consent fees of $600,000 payable August 12, 1998 and $575,000 payable on August 12, 1999; and (vi) reprice warrants held by the bank syndicate to a more current market price. During the third quarter of fiscal 1999, the Company and the bank syndicate amended the terms of the Senior Facility to, among other things; (i) permit a sale-leaseback transaction; (ii) defer the January 31, 1999 principal payments to March 12, 1999; and (iii) increase the overall interest rate by 0.25%. During the fourth quarter of fiscal 1999, the Company and the bank syndicate amended the terms of the Senior Facility to, among other things; (i) defer the March 12, 1999 principal payments to May 31, 1999; (ii) revise certain financial covenants; and (iii) add consent fees of $57,500 due on April 30, 1999 and May 15, 1999.

     Effective May 28, 1999, the Company and the bank syndicate amended the terms of the Senior Facility to, among other things; (i) increase the overall Senior Facility with a new tranche of C Term loans in the aggregate amount of $10.5 million maturing June 2006, and bearing 12% interest; (ii) revise certain financial covenants; (iii) revise and defer certain principal payments; (iv) increase the overall interest rate by 0.75%; and (v) reflect the issuance of 7,481,250 warrants at $0.8719 per share expiring June 2006. The Company used proceeds of the new C Term loans for, among other things, the purchase of rental inventory, payments related to store closings, trade payables, and debt service. As of April 30, 2000, the Company had $15 million outstanding under the capital expenditure line and $5 million outstanding under the revolving line both of which are available to fund working capital needs. As of April 30, 2000 the Company had no further borrowing capacity available under its Senior Facility. In addition, the Company is presently in default under the terms of the Senior Facility for failure to make principal and interest payments due July 31, 2000 of approximately $6 million and to comply with certain financial covenants. Consequently, the Senior Facility lenders may take legal action against the Company, including but not limited to, the immediate acceleration of payment of borrowed funds, which could materially and adversely affect the Company's operations. The immediate acceleration of debt thereunder or the lack of further borrowing capacity, in whole or in part, would have a material adverse effect on the Company's operations and financial condition.

     Amounts borrowed under the Senior Facility bear interest at variable rates based on the "base rate" (i.e., the higher of the federal funds rate, plus 1/2 of 1% or the prime commercial lending rate) or the inter-bank Eurodollar rate (approximately 9.00% and 6.18% per annum, respectively as of April 30, 2000) plus an applicable margin rate that could range from 0.50% to 5.25%. Amounts currently outstanding at April 30, 2000 had a weighted average rate of 11.32%.

     The Senior Facility includes negative, affirmative, and financial covenants including, but not limited to, minimum free cash flow, consolidated indebtedness to consolidated free cash flow, maximum leverage, minimum fixed charge coverage, a prohibition or restriction on capital expenditures, debt and guarantees, liens and encumbrances on any property, mergers, consolidations, investments, advances, divestitures, change of business or conduct of business, joint ventures, partnerships, the creation of new subsidiaries, dividends, distributions, repurchases or redemptions of outstanding stock (including options or warrants), the voluntary prepayment, repurchase redemption or defeasance of debt, and the acquisition, sale or transfer, lease or sale-leaseback of assets. The Senior Facility is secured by substantially all of the Company's assets as well as by pledges of its stock in its subsidiaries, which subsidiaries also have provided guarantees of the Company's obligations. As of April 30, 2000, the Company was in default of several of the above financial covenants. As of August 15, 2000, the Company is in default for non-payment of approximately $6 million in principal and interest.

     In May 1999, the Company provided a 12% interest bearing promissory note to a major vendor for $14,000,000 for the settlement of accounts payable, which is to be repaid in monthly installments through May 2002. The remaining balance at April 30, 2000 is approximately $11,402,000. The Company also issued warrants to purchase 1,000,000 shares of Class A common stock at $0.81 per share, which expires May 2004.

     Also in fiscal 2000, the Company provided a $6,500,000 interest bearing promissory note to a vendor for the settlement of accounts payable. The note bears interest of 8% and is payable in weekly installments through December 2002. Additionally, the Company provided a $1,336,000 note payable to a vendor for the settlement of accounts payable. The note is payable in monthly installments through August 2002.

     During fiscal 1996, each of Messrs. Potter and Bedard issued notes (at an interest rate of 8% per annum) to the Company (the "Recourse Notes") in connection with stock option exercises. In fiscal 1998, 1999, and 2000, Mr. Potter's Recourse Note accrued interest of $151,694, $147,097, and $69,273, respectively, and Mr. Bedard's Recourse Note accrued interest of $84,275, $81,721, and $79,593, respectively. At April 30, 1999 and 2000, Mr. Potter's Recourse Note balance was approximately $2,227,244 and $0, respectively, and Mr. Bedard's Recourse Note balance was approximately $1,237,358 and $1,212,000, respectively. The Company's Board of Directors has approved the accrual of bonuses to satisfy the Recourse Notes and interest thereon. During fiscal 2000, the Company paid all of its previously accrued payroll tax and other obligations related to Mr. Potter's Recourse Note and expects to complete its similar obligations with respect to Mr. Bedard's Recourse Note by December 31, 2000.

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

  Cash Requirements

     The Company has no further borrowing capacity under its Senior Facility and is currently in default thereunder for non-payment of approximately $6 million in principal and interest and failure to be in compliance with certain of the financial covenants of its Senior Facility. Consequently, the Senior Facility lenders may take legal action against the Company, including, but not limited to, the immediate acceleration of payment of borrowed funds, which could materially and adversely affect the Company's operations. The immediate acceleration of debt thereunder or the lack of further borrowing capacity, in whole or in part, would have a material adverse effect on the Company's operations and financial condition.

  Fluctuations in Quarterly Operating Results

     The Company has experienced in the past, and may continue to experience in the future, fluctuations in its quarterly operating results. No assurance can be given that the Company will have positive earnings in any quarter, or that earnings in any particular quarter will not fall short of either a prior fiscal quarter or investors' expectations. Factors such as the number of new store openings (newer stores generally are less profitable than mature stores), public acceptance and interest in new release titles, weather (particularly on weekends and holidays), the mix of products rented and sold, pricing actions of competitors, special or unusual events affecting retailers in general, the level of advertising and promotional expenses, seasonality, and one-time charges associated with acquisitions (if any) or other events could contribute to quarterly variability in operating results. In addition, the Company's expense levels are based in part on expectations of future sales levels, and a shortfall in expected sales could therefore result in a disproportionate decrease in net income.

  Significant Future Charges to Earnings Arising from Amortization of Goodwill

     At April 30, 2000, the Company had approximately $66,223,000 of goodwill on its balance sheet that resulted primarily from the acquisition of video rental stores, which will be amortized over 20 years. The Company expects that its operating results for future quarters over the next 20 years will reflect quarterly, non-cash charges of approximately $960,000 for amortization of goodwill from these acquisitions. The Company also anticipates that future acquisitions (if any) will involve the recording of a significant amount of goodwill on its balance sheet, which will be amortized over varying periods of time of up to 20 years.

  Competition

     The video rental industry is highly competitive. The Company competes with other video retail stores, including Blockbuster and Hollywood, other video superstores, and with supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations, vending machines and other retailers, as well as with noncommercial sources such as libraries. In addition to competing with other video retailers, the Company competes with other leisure-time activities, especially entertainment activities such as movie theaters, sporting events, network television and cable television.

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

     The Company and its larger competitors, including Blockbuster and Hollywood, have entered into direct revenue sharing arrangements with major motion picture studios. Such arrangements allow these competitors to order and stock a greater number of new release and other titles, thus increasing competition in those areas in which each of the Company and its competitors have retail locations and diminishing the potential benefits of similar revenue sharing arrangements entered into by the Company, which could have a material adverse effect on operations.

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

  Supply Relationships

     In addition to traditional inventory purchasing, since fiscal 1999, the Company entered into revenue sharing agreements with several major motion picture studios, as well as many smaller studios. Under the terms of the agreements, the Company shares the greater of an agreed-upon percentage of the rental revenue or flat dollar amount per rental transaction, which percentage declines over a period of time following the release of the title for video rental. Some agreements include a nominal up front fee for units acquired or a specified guarantee amount.

     The Company believes that revenue sharing agreements are a cost-effective source for larger orders of an individual title, particularly new release titles. Such agreements enable the Company to order larger quantities of copies, (two to five times the normal order) of a particular title than would be cost-effective if the copies had otherwise been purchased. Given the Company's defaults under the Senior Facility, no assurances can be given that the Company will be able to continue to use such revenue sharing agreements to obtain the intended results. The Company believes that if any of its primary revenue sharing agreements were terminated, such termination would have a material and adverse impact on the Company's business, financial condition and results of operations.

  Consumer Acceptance of New Release Movie Titles

     The Company depends significantly on availability and consumer acceptance of new release video titles available for rental. To the extent that available new release titles fail to stimulate consumer interest and retail traffic, operating results could be materially adversely affected.

  Seasonality and Other Factors

     The video rental industry generally experiences revenue declines in April and May, due in part to the change to Daylight Savings Time and to improved weather, and in September and October, due in part to school openings and the introduction of new network and cable television programs.

     The Company's video rental business may be affected by other factors, including additional and existing competition, marketing programs, weather, special or unusual events, variations in the number of superstore openings, and other factors that may affect retailers in general.

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

  Dependence on Key Personnel

     The Company's future success depends to a significant extent on the continued contributions of Daniel A. Potter, the Company's Chairman and Chief Executive Officer, John M. Bedard, the Company's President, Michael P. Gebauer, the Company's Chief Financial Officer, and Daniel C. Howard, the Company's Chief Operating Officer. The loss of the services of any of these officers could have a material adverse effect on the Company. The Company's continued growth and profitability also depends on its ability to attract, motivate, and retain other management personnel, including qualified store managers. No assurance can be given that the Company will be successful in attracting, motivating and retaining such personnel.

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

  Anti-takeover Effect; Shareholders' Rights Plan; Delaware Law and Certain Charter and Bylaw Provisions; Preferred Stock

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

  Volatility of Stock Price

     The market price of the Company's Class A Common Stock has been, and may continue to be, extremely volatile. In addition, prices of stocks of most companies in the video store industry (including Video Update) have been subject to a generally declining trend over the past several years. Factors such as new product announcements by the Company or its respective competitors, new digital technologies such as near-video-on-demand and video-on-demand, quarterly fluctuations in operating results, challenges associated with integration of businesses, and general conditions in the data networking market may have a significant impact on the market price of Video Update Class A Common Stock. These conditions, as well as factors which generally affect the market for stocks of retail companies, could cause the price of Video Update Class A Common Stock to fluctuate substantially.

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

  New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", which provides guidance on accounting for derivative and hedge transactions. The statement is effective for the Company in fiscal year 2002. The Company does not anticipate that the adoption of this pronouncement will have a material impact on its reported financial position or operating results.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition". The statement is effective for the Company in fiscal year 2001. The Company does not anticipate that the adoption of the guidelines in this pronouncement will have a material impact on reported operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to various market risks, including changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency. The Company is party to financial instruments to manage and reduce the impact of certain of these risks. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes (see Note 18 of the Notes to Consolidated Financial Statements).

     The Company is exposed to cash flow risk arising out of changes in interest rates with respect to its debt obligations. The Company currently has approximately $138,440,000 of debt outstanding at April 30, 2000, substantially all of which is variable rate debt and is currently due. The market risk inherent in the Company's debt instruments represents the increased interest costs arising from adverse changes in interest rates (primarily LIBOR rates). The weighted average interest rate on outstanding debt at April 30, 2000 is 11%.

     The Company has entered into an interest rate swap agreement with a major financial institution to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principal amounts. At April 30, 2000 the notional amount of the outstanding interest rate swap was $4,920,0000 and the fair market value was $49,000. The outstanding interest rate swap has a pay rate of 5.94% and a receive rate based on the three month LIBOR and expire in fiscal 2001. Due to the short-term nature of the interest rate swap agreement and the Company's outstanding borrowings, interest rate risk is not considered to be a material risk to the Company. Assuming interest rates increased 10%, the Company's impact on earnings would be approximately $1,400,000, net of tax.

     The Company operates internationally in Canada, and thus is subject to potentially adverse movements in foreign currency rate changes. The Company does not enter into foreign exchange forward contracts to reduce its exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions. Historically, the effect of movements in the exchange rates have been immaterial to the consolidated operating results of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are filed as part of this report.

                                                                PAGE
                                                                ----
Reports of Independent Auditors.............................    F-2
Consolidated Balance Sheets as of April 30, 1999 and 2000...    F-4
Consolidated Statements of Operations for the years ended
  April 30, 1998, 1999 and 2000.............................    F-5
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended April 30, 1998, 1999 and 2000.........    F-6
Consolidated Statements of Cash Flows for the years ended
  April 30, 1998, 1999 and 2000.............................    F-7
Notes to Consolidated Financial Statements..................    F-8

ITEM 9. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

BACKGROUND

     The Directors and executive officers of the Company, their positions held in the Company, and their ages are as follows:

                        NAME                            AGE                  POSITION
                        ----                            ---    -------------------------------------
Daniel A. Potter....................................    42     Chairman and Chief Executive Officer
John M. Bedard......................................    42     President and Director
Daniel C. Howard....................................    39     Chief Operations Officer and Director
Michael P. Gebauer..................................    34     Chief Financial Officer
Richard Bedard......................................    46     Executive Vice President
Michael G. Schifsky.................................    44     Senior Vice President
Theodore Coburn.....................................    47     Director
Paul M. Kelnberger..................................    56     Director
Bernard R. Patriacca................................    56     Director

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

     Michael P. Gebauer, Chief Financial Officer. Mr. Gebauer has served as the Chief Financial Officer since joining the Company in 1999. From 1998 to 1999, he was a Vice President of Merchant Banking for Banque Paribas, a multi-national investment bank. From 1989 to 1998, Mr. Gebauer was a Vice President for Fuji Bank, Ltd., where he served in various capacities including marketing, structuring, product development, analysis, and syndications. He holds a B.B.A. from the University of Massachusetts.

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

Mr. Schifsky served as Director of Franchise Sales from 1986 to 1988 and before that was a District Manager of the Company from 1984 to 1985.

     Paul M. Kelnberger, Director. Mr. Kelnberger has served as a Director since August 1994. Mr. Kelnberger has been a member of Johnson, West & Co., PLC ("Johnson, West & Co."), a certified public accounting firm with its principal offices in St. Paul, Minnesota, since 1975. In addition, since November 1995 Mr. Kelnberger has served as a Director of Leuthold Funds, a publicly held mutual fund. Johnson, West & Co. performed auditing services for the Company prior to the fiscal year ended April 30, 1993. Since that time, Johnson, West & Co. has provided and continues to provide to the Company accounting services in connection with the Company's acquisitions and sales and use tax planning. Mr. Kelnberger is a certified public accountant and holds a Certificate of Accounting from the Academy of Accountancy in Minneapolis, Minnesota. He chairs the Board's audit committee and is a member of the executive compensation committee. See "Certain Relationships and Related Transactions."

     Bernard R. Patriacca, Director. Mr. Patriacca has served as a Director since April 1997. Since November 1997, he has served as the Vice President and Controller of Summit Technology, Inc., a publicly held developer, manufacturer and seller of ophthalmic laser systems and related products designed to correct vision disorders. Since 1994, he also has served as Vice President of Errands Etc., Inc., a privately held homeowner's personal service company. From 1973 to 1991, Mr. Patriacca served in various capacities at Dunkin' Donuts Incorporated, including Chief Financial Officer and Director. From 1991 to 1994, Mr. Patriacca held senior financial management positions at several privately held consumer services companies. Mr. Patriacca is a certified public accountant and holds Bachelor's and Master's degrees in finance and accounting from Northeastern University. Mr. Patriacca is a member of the audit committee and executive compensation committee.

     Theodore J. Coburn, Director. Theodore J. Coburn has been a director of the Company since March 1998. Mr. Coburn served as a director of Moovies, Inc. from June 1995 to March 1998. Since 1991, Mr. Coburn has been a partner and a director of Brown, Coburn & Co., an investment banking firm. From 1986 until 1991, he was a Managing Director of Global Equity Transactions Group and a member of the Board of Directors of Prudential Securities. From 1983 to 1986 Mr. Coburn served as Managing Director of Merrill Lynch Capital Markets. Mr. Coburn serves as a director of Measurement Specialties, Inc., a publicly held company. Mr. Coburn also serves as a director of the Nicholas-Applegate Fund, Inc. He also serves as a director of the Emerging Germany Fund. Mr. Coburn received his B.S. from the University of Virginia in 1975 and an M.B.A. from Columbia University Graduate School of Business in 1978 and holds Master's degrees from Harvard University Graduate School of Education and its Divinity School. Mr. Coburn is a member of the nominating committee.

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

     Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors that no other reports were required, the Company believes that during fiscal 2000, its executive officers, directors and greater than ten percent (10%) beneficial owners complied with all applicable Section 16(a) filing requirements except that each of the Company's directors and named executive officers filed untimely reports on Form 5.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     Set forth below is a Summary Compensation Table concerning the compensation of the named executive officers for the last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                               ANNUAL                   LONG TERM
                                                            COMPENSATION               COMPENSATION
                                                ------------------------------------   ------------
                                                                                          AWARDS
                                                                                       ------------
                                                                                        SECURITIES
                                     YEAR                               OTHER ANNUAL    UNDERLYING     ALL OTHER
                                     ENDED       SALARY      BONUS      COMPENSATION   OPTIONS/SARS   COMPENSATION
      NAME AND PRINCIPAL           APRIL 30      (1)($)      (2)($)        (3)($)         (4)(#)         (5)($)
         POSITION (A)                 (B)         (C)         (D)           (E)            (G)            (I)
      ------------------          -----------   --------   ----------   ------------   ------------   ------------
Daniel A. Potter...............      2000       $360,000   $  138,546    $       --      540,000        $28,820
  Chairman and                       1999       $360,000   $  294,195    $       --           --        $28,443
  Chief Executive Officer            1998       $300,000   $4,603,665    $1,926,973           --        $26,195
John M. Bedard.................      2000       $240,000   $  159,186    $       --      300,000        $21,032
  President and Director             1999       $240,000   $  163,442    $       --           --        $23,168
                                     1998       $200,000   $2,557,590    $1,557,019           --        $27,934
Daniel C. Howard...............      2000       $128,400   $       --    $       --      270,000        $12,252
  Chief Operations Officer           1999       $128,400   $       --    $       --           --        $13,841
                                     1998       $ 87,890   $       --    $   62,278           --        $12,673
Michael P. Gebauer.............      2000       $134,333   $  130,776    $       --      270,000        $10,504
  Chief Financial Officer(6)
Dale E. Lauwagie...............      2000       $ 86,780   $       --    $       --           --        $ 4,248
  Chief Financial Officer(7)         1999       $ 80,208   $       --    $       --       90,000        $ 8,183
Michael G. Schifsky............      2000       $116,167   $       --    $       --       36,000        $15,020
  Senior Vice President              1999       $109,100           --    $       --           --        $12,456
                                     1998       $ 98,500   $       --    $       --       39,000        $ 8,942

------------
(1) Amounts shown indicate cash compensation earned and received by executive officers; no amounts were earned but deferred at the election of those officers. Executive officers participate in the Company's group health insurance plan.

(2) Amounts shown in 1998 reflect the bonus amounts accrued by the Company in conjunction with Messrs. Potter and Bedard's restated employment agreements. Amounts totaling $524,945 and $291,635 were paid to Messrs. Potter and Bedard respectively in fiscal 1998 as reimbursement of previous payments of principal and interest on their recourse notes to the Company and accompanying tax liabilities. In 1999, the Company accrued bonus amounts for Messrs. Potter and Bedard intended to cover their respective obligations related to the Recourse Notes. In 2000, the Company accrued bonus amounts for Messrs. Potter and Bedard intended to cover their respective obligations related to the Recourse Notes. See Note 10 of Notes to Consolidated Financial Statements.

(3) Amounts for fiscal 1998 reflect the release of 635,755, 513,698 and 20,547 shares of Class A Common Stock from escrow to Messrs. Potter, Bedard and Howard respectively, at the market price on the date of release.

(4) Amounts shown reflect grants of options to purchase Class A Common Stock pursuant to the Company's Stock Option Plans. During fiscal years 1998 through 2000, the Company made no awards of restricted stock and did not have a long-term incentive plan.

(5) Amounts shown reflect payment for automobile, insurance and other expenses.

(6) Mr. Gebauer was appointed Chief Financial Officer of the Company on October 18, 1999. Mr. Gebauer's base salary was set at $248,000. The amount of $134,333 represents salary earned through April 30, 2000.

(7) Mr. Lauwagie was appointed Chief Financial Officer of the Company on November 16, 1998. Mr. Lauwagie's base salary was set at $175,000. The amount of $86,780 represents salary earned through October 31, 1999. Mr. Lauwagie vacated the position of Chief Financial Officer of the Company in October of 1999.

OPTION GRANTS IN FISCAL YEAR 2000

     Set forth below is an Option Grants table concerning individual grants of stock options made during the last completed fiscal year to each of the named executive officers.

                       OPTION GRANTS IN FISCAL YEAR 2000

                                                                                                  POTENTIAL REALIZABLE
                                                     INDIVIDUAL GRANTS                              VALUE AT ASSUMED
                             ------------------------------------------------------------------     ANNUAL RATES OF
                                                    PERCENT OF TOTAL                                  STOCK PRICE
                             NUMBER OF SECURITIES       OPTIONS                                     APPRECIATION FOR
                                  UNDERLYING           GRANTED TO      EXERCISE OF                   OPTION TERM(1)
                               OPTIONS GRANTED        EMPLOYEES IN     BASE PRICE    EXPIRATION   --------------------
                                     (#)             FISCAL YEAR(2)      ($/SH)       DATE(3)      5%($)      10%($)
          NAME (A)                   (B)                  (C)              (D)          (E)         (F)         (G)
          --------           --------------------   ----------------   -----------   ----------   --------   ---------
Daniel A. Potter............       540,000                30.0%           $0.25       01/20/10    $84,888    $215,136
John M. Bedard..............       300,000                17.0%           $0.25       01/20/10    $47,160    $119,520
Daniel C. Howard............       270,000                15.0%           $0.25       01/20/10    $42,444    $107,568
Michael P. Gebauer(4).......       270,000                15.0%           $0.25       01/20/10    $42,444    $107,568
Michael G. Schifsky.........        36,000                 2.0%           $0.25       01/20/10    $ 5,659    $ 14,342
Dale E. Lauwagie(5).........            --                  --               --             --         --          --

------------
(1) The dollar gains under these columns result from calculations assuming hypothetical growth rates as set by the Commission and are not intended to forecast future price appreciation of the Class A Common Stock.

(2) In fiscal 2000 options to purchase a total of 1,788,000 shares of the Company's Class A Common Stock were granted to employees of the Company, including executive officers.

(3) These options are subject to earlier termination upon certain events related to termination of employment.

(4) Mr. Gebauer was appointed Chief Financial Officer of the Company on October 18, 1999.

(5) Mr. Lauwagie vacated the position of Chief Financial Officer of the Company in October of 1999.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

     Set forth below is a table concerning each exercise of stock options during the last completed fiscal year by each of the named executive officers and the fiscal year-end value of unexercised options.

           AGGREGATED OPTION EXERCISES FOR YEAR ENDED APRIL 30, 2000
                            AND FY-END OPTION VALUES

                                                                          NUMBER OF
                                                                         SECURITIES               VALUE OF
                                                                         UNDERLYING             UNEXERCISED
                                                                     UNEXERCISED OPTIONS    IN-THE-MONEY OPTIONS
                                            SHARES        VALUE        AT YEAR-END(#)           AT YEAR-END
                                          ACQUIRED ON    REALIZED       EXERCISABLE/          ($) EXERCISABLE/
                                          EXERCISE(#)      ($)          UNEXERCISABLE         UNEXERCISABLE(1)
               NAME (A)                       (B)          (C)               (D)                    (E)
               --------                   -----------    --------    -------------------    --------------------
Daniel A. Potter......................        --           --          480,000/360,000         $7,488/$5,616
John M. Bedard........................        --           --          265,000/200,000         $4,134/$3,120
Daniel C. Howard......................        --           --          181,468/182,032         $2,831/$2,840
Michael P. Gebauer(2).................        --           --           90,000/180,000         $1,404/$2,808
Michael G. Schifsky...................        --           --          129,050/ 38,950         $ 2,013/$ 608
Dale E. Lauwagie(3)...................        --           --                       --                    --

------------
(1) In-the-money options are those options for which the fair market value of the underlying Common Stock is greater than the exercise price of the option. On April 28, 2000, the fair market value of the Company's Class A Common Stock underlying the options (as determined by the last sale price quoted on the Nasdaq OTCBB) was $0.2656.

(2) Mr. Gebauer was appointed Chief Financial Officer of the Company on October 18, 1999.

(3) Mr. Lauwagie vacated the position of Chief Financial Officer of the Company in October of 1999.

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

     During fiscal 2000, the Company paid approximately $370,000 to Johnson, West & Co. for accounting services in connection with the Company's acquisitions and for tax return preparation services. Mr. Kelnberger is a member of Johnson, West & Co.

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

     During fiscal 1996, each of Messrs. Potter and Bedard issued notes to the Company (the "Recourse Notes") in connection with stock option exercises. In fiscal 1998, 1999, and 2000, Mr. Potter's Recourse Note accrued interest of $151,694, $147,097, and $69,273, respectively, and Mr. Bedard's Recourse Note accrued interest of $84,275, $81,721, and $79,593, respectively. At April 30, 1999 and 2000, Mr. Potter's Recourse

Note balance was approximately $2,227,244 and $0, respectively, and Mr. Bedard's Recourse Note balance was approximately $1,237,358 and $1,212,000, respectively. In April of 1998, the Company's Board of Directors had approved the accrual of bonuses to satisfy the Recourse Notes and interest thereon, as well as the anticipated payroll tax liability to the executives as follows:

           NAME AND PRINCIPAL POSITION               YEAR ENDED APRIL 30      BONUS
           ---------------------------               -------------------    ----------
Daniel A. Potter.................................           2000            $  138,546
  Chairman and                                              1999            $  294,195
  Chief Executive Officer                                   1998            $4,603,665
John M. Bedard...................................           2000            $  159,186
  President and Director                                    1999            $  163,442
                                                            1998            $2,557,590

     In fiscal 2000, the Company satisfied all of its payroll tax and other obligations to Mr. Potter's Recourse Note and expects to complete its similar obligations with respect to Mr. Bedard's Recourse Note by December 31, 2000.

     Amounts shown in 1998 reflect the bonus amounts accrued by the Company in conjunction with Messrs. Potter and Bedard's restated employment agreements. In 1999, the Company accrued bonus amounts for Messrs. Potter and Bedard intended to cover their respective obligations related to the Recourse Notes. In 2000, the Company accrued bonus amounts for Messrs. Potter and Bedard intended to cover their respective obligations related to the Recourse Notes.

     The resultant accrual for compensation expense has been recorded as an offset to the officers' loan obligations, with the balance of the accrual included in accrued compensation in the balance sheet as of April 30, 1999 and 2000.

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

     In October 1999, the Company entered into an employment agreement with Michael P. Gebauer, its Chief Financial Officer. As compensation, Mr. Gebauer is to receive an annual base salary of $248,000, plus bonuses and stock options as determined by the Board of Directors. The agreement is substantially similar to the employment agreement of Mr. Howard, as described above.

     Mr. Potter's brother-in-law Robert Yager, formerly a director of the Company, is employed as a Company vice president of franchise development. Mr. John Bedard is the brother of Richard Bedard and Glenn Bedard, Company executive vice presidents and Paul Bedard, a Company vice president. Each of the non-executive employees receives an annual compensation ranging from $69,800 to $98,700.

COMPENSATION OF DIRECTORS

     Members of the Board of Directors who are not employees of the Company receive $3,000 for each meeting of the Board of Directors and for each committee meeting of the Board of Directors attended by such director, in addition to reimbursement of reasonable expenses incurred in attending such meetings, and receive $10,000 for each quarter of service as a director. Additionally, non-employee directors receive options under the Formula Plan, as follows: (i) all non-employee directors (currently Messrs. Patriacca, Kelnberger, and Coburn) each receive options annually to purchase 1,500 shares of Class A Common Stock, which vest in two equal annual installments on the first two anniversaries of the date of grant and which are exercisable at a price equal to the fair market value of the Class A Common Stock on the date of grant, provided that each of them is a director on the date of the grant and each of them has attended at least 75% of the meetings he or she was eligible to attend; and, (ii) any non-employee directors appointed in the future will receive on the date of such appointment, options to purchase 3,000 shares of Class A Common Stock, which will vest in three equal annual installments on the first three anniversaries of the date of grant and which will be exercisable at a price equal to the fair market value of the Class A Common Stock on the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of July 28, 2000 the number and approximate percentage of shares of Class A Common Stock beneficially owned by:
(i) all persons known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Class A Common Stock; (ii) each "named executive officer" (as defined in Item 402 to Regulation S-K under the Securities Act of 1933, as amended) and director; and (iii) all directors and executive officers of the Company individually and as a group.

                                                                  NUMBER OF
                                                                CLASS A SHARES    PERCENTAGE OF
                    NAME AND ADDRESS OF                          BENEFICIALLY     CLASS A SHARES
                   BENEFICIAL OWNER(1)(2)                          OWNED(3)       OUTSTANDING(3)
                   ----------------------                       --------------    --------------
Daniel A. Potter............................................      1,806,120             6.1%
  Chairman and Chief Executive Officer(4)
John M. Bedard..............................................      1,266,039             4.3
  President and Director(5)
Daniel C. Howard............................................        214,346               *
  Chief Operating Officer and Director(6)
Michael P. Gebauer..........................................         90,000               *
  Chief Financial Officer(7)
Richard Bedard..............................................        130,000               *
  Executive Vice President(8)
Michael G. Schifsky.........................................        134,050               *
  Senior Vice President(9)
Paul M. Kelnberger..........................................         40,083               *
  Director(10)
Theodore J. Coburn..........................................         39,833               *
  Director(11)
Bernard R. Patriacca........................................         38,583               *
  Director(12)
All Directors and Executive officers as a group.............      3,759,054            12.2%
  (9 persons)(2)(3)(4)(5)(6)(7)(8)(9)(10)(11)(12)

------------
  *  Less than one percent (1%) of the outstanding shares of Class A Common
     Stock.

 (1) The address of Messrs. Potter, John Bedard, Howard, Gebauer, Richard Bedard, Schifsky, Kelnberger, Coburn and Patriacca is c/o Video Update, Inc. 3100 World Trade Center, 30 East Seventh Street, St. Paul, Minnesota 55101.

 (2) Does not include 25,000 shares held by Dale E. Lauwagie who vacated the position of Chief Financial Officer of the Company in October of 1999.

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

 (4) Includes an aggregate of 480,000 shares of Common Stock issuable on exercise of various stock options. Includes an aggregate of 36,947 shares of Common Stock held in custodial accounts for Mr. Potter's children. Excludes an aggregate of 360,000 shares of Common Stock issuable upon the exercise of various stock options that have not yet vested. Does not include 26,250 shares of Common Stock owned by Mr. Potter's father, in which Mr. Potter disclaims beneficial ownership.

 (5) Includes an aggregate of 265,000 shares of Common Stock issuable on exercise of various stock options. Includes 39,515 shares of Common Stock held by Mr. Bedard's mother, but subject to a voting trust of which Mr. Bedard is a trustee. Excludes an aggregate of 200,000 shares of Common Stock issuable upon the exercise of stock options that have not yet vested.

 (6) Includes an aggregate of 181,468 shares of Common Stock issuable upon the exercise of various stock options. Excludes an aggregate of 182,032 shares of Common Stock issuable upon the exercise of various stock options that have not yet vested.

 (7) Includes an aggregate of 90,000 shares of Common Stock issuable upon the exercise of stock options that have vested. Excludes an aggregate of 180,000 shares of Common Stock issuable upon the exercise of stock options that have not yet vested.

 (8) Includes an aggregate of 118,000 shares of Common Stock issuable upon the exercise of various stock options that have vested. Excludes an aggregate of 41,000 shares of Common Stock issuable upon the exercise of stock options that have not vested.

 (9) Includes an aggregate of 129,500 shares of Common Stock issuable upon the exercise of various stock options that have vested. Excludes an aggregate of 38,500 shares of Common Stock issuable upon the exercise of stock options that have not vested.

(10) Includes an aggregate of 40,083 shares of Common Stock issuable upon the exercise of various stock options that have vested. Excludes an aggregate of 67,417 shares of Common Stock issuable upon the exercise of stock options that have not vested.

(11) Includes an aggregate of 39,833 shares of Common Stock issuable upon the exercise of various stock options that have vested. Excludes an aggregate of 68,417 shares of Common Stock issuable upon the exercise of stock options that have not vested.

(12) Includes an aggregate of 38,583 shares of Common Stock issuable upon the exercise of various stock options that have vested. Excludes an aggregate of 67,417 shares of Common Stock issuable upon the exercise of stock options that have not vested.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Craig Belisle, the brother-in-law of John Bedard, the Company's President and a Director, owned a majority interest in two franchise stores as of April 30, 2000. The amount of service fees earned from these franchisees was approximately $92,710 for the year ended April 30, 2000. The amount due from Mr. Belisle, as a franchisee, at April 30, 2000 approximated $23,930.

     During the years ended April 30, 1998, 1999 and 2000, the Company paid approximately $561,000, $270,000, and $370,000 respectively, to Johnson, West & Co., PLC ("Johnson, West & Co.") for accounting and tax services. Paul Kelnberger, a Director of the Company, is a member of Johnson, West & Co.

     Constance Koppenhaver, the daughter of Mr. Kelnberger, owned an interest in one franchise store as of April 30, 1999. As of July 1, 1999, the Company acquired the franchise store and assumed ownership for a purchase price of $250,000.

     Robert Yager, formerly a director of the Company, is employed as a Company vice president of franchise development and is the brother-in-law of Mr. Potter. Richard Bedard and Glenn Bedard, Company executive vice presidents, and Paul Bedard, a Company vice president, are each the brother of Mr. John Bedard. In fiscal 2000, each of the non-executive employees received an annual compensation ranging from $69,800 to $98,700.

     Brown, Coburn & Co. ("Brown, Coburn"), a privately held investment banking firm of which Theodore J. Coburn, a director of the Company, is a principal, received $20,754 for consulting services provided to the Company for the fiscal year ended April 30, 2000. The Company intends to use Brown, Coburn's services during fiscal 2001.

     The Company believes that the above arrangements were on terms at least as favorable as could be obtained from unaffiliated parties.

     During fiscal 1996, each of Messrs. Potter and Bedard issued notes (at an interest rate of 8% per annum) to the Company (the "Recourse Notes") in connection with stock option exercises. In fiscal 1998, 1999, and 2000, Mr. Potter's Recourse Note accrued interest of $151,694, $147,097, and $69,273, respectively, and Mr. Bedard's Recourse Note accrued interest of $84,275, $81,721, and $79,593, respectively. At April 30, 1999 and 2000, Mr. Potter's Recourse Note balance was approximately $2,227,244 and $0, respectively, and Mr. Bedard's Recourse Note balance was approximately $1,237,358 and $1,212,000, respectively. The Company's Board of Directors has approved the accrual of bonuses to satisfy the Recourse Notes and interest thereon. During fiscal 2000, the Company paid all of its previously accrued payroll tax and other obligations related to Mr. Potter's Recourse Note and expects to complete its similar obligations with respect to Mr. Bedard's Recourse Note by December 31, 2000.

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

     3. Exhibits

     The following exhibits are filed herewith:

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 1         Form of Purchase Agreement by and between Video Update, Inc.
           (the "Company"), Piper Jaffray Inc. and The Robinson
           Humphrey Company, Inc. (filed as Exhibit 1 to the Company's
           Pre-Effective Amendment No. 2 to its Form S-3 Registration
           Statement filed with the Securities and Exchange Commission
           (the "Commission") on September 27, 1996 and incorporated
           herein by reference) (replaced and superseded a
           corresponding exhibit previously filed with the Commission).
 2.1       Agreement and Plan of Merger dated as of July 9, 1997, as
           amended by Amendment to Agreement and Plan of Merger dated as of October 27, 1997, by and among the Company, VUI Merger
           Corp. and Moovies, Inc. ("Moovies") (filed as Exhibit 2.1 to the Company's Form S-4 Registration Statement filed with the
           Commission on January 23, 1998 and incorporated herein by
           reference).
 2.2       Purchase Agreement by and among Video Update Canada Inc.,
           Hill and Cassidy Retail Corp., Byron Hill, Patricia Hill and
           Mel Cassidy, dated as of April 1, 1997 (filed as Exhibit 2 to the Company's Current Report on Form 8-K filed with the
           Commission on April 7, 1997 and incorporated herein by
           reference).
 2.3       Purchase Agreement by and among the Company, Cox Video
           Corporation, and Robert W. Cox, dated as of February 28,
           1997 (filed as Exhibit 2a to the Company's Current Report on
           Form 8-K filed with the Commission on April 4, 1997 and
           incorporated herein by reference).
 2.4       Purchase Agreement by and among the Company, Susan Janae
           Kingston, and Larry Peterman, dated as of March 17, 1997
           (filed as Exhibit 2b to the Company's Current Report on Form
           8-K filed with the Commission on April 4, 1997 and
           incorporated herein by reference).
 2.5       Purchase Agreement by and among the Company, Video
           Warehouse, Inc., and Donald and Katherine Cianci, dated as of January 15, 1997 (filed as Exhibit 2 to the Company's
           Current Report on Form 8-K filed with the Commission on
           January 29, 1997 and incorporated herein by reference).
 2.6       Purchase Agreement by and among Video Update Canada Inc.,
           Video View Ltd., and Gordon and Joanne Hillman, dated as of
           January 1, 1997 (filed as Exhibit 2 to the Company's Current
           Report on Form 8-K filed with the Commission on January 10,
           1997 and incorporated herein by reference).
 2.7       Purchase Agreement by and between the Company, Videoland,
           Inc. and the Stockholder of Videoland, Inc., dated as of
           November 14, 1995 (filed as Exhibit 2 to the Company's
           Current Report on Form 8-K/A filed with the Commission on
           January 26, 1996 and incorporated herein by reference).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 2.8       Purchase Agreement by and among the Company, 94 Video West,
           Inc. and Michael Bennett and Paul Levens, dated as of
           October 2, 1995 (filed as Exhibit 2a to the Company's
           Current Report on Form 8-K filed with the Commission on
           October 13, 1995 and incorporated herein by reference).
 2.9       Purchase Agreement by and among the Company, Talerico
           Enterprises, Inc. ("TEI") and the stockholder of TEI, dated as of October 5, 1995 (filed as Exhibit 2b to the Company's
           Current Report on Form 8-K filed with the Commission on
           October 13, 1995 and incorporated herein by reference).
 2.10      Purchase Agreement by and between the Company, and the
           Stockholders of Indy Video, Inc., dated as of September 26,
           1995 (filed as Exhibit 2 to the Company's Current Report on
           Form 8-K filed with the Commission on September 27, 1995 and incorporated herein by reference).
 2.11      Stock Purchase and Sale Agreement by and among the Company,
           Wilderness Video Group Ltd., Richard Walton, the Walton
           Family Trust Alexsay Holdings Ltd., Barclays Bank of Canada,
           Allstate Life Insurance Company of Canada, and Ontario
           Municipal Employees Retirement Board, dated as of August 22,
           1995 (filed as Exhibit 2a to the Company's Current Report on
           Form 8-K filed with the Commission on August 30, 1995 and
           incorporated herein by reference).
 2.12      Stock Purchase and Sale Agreement by and between the Company and Glenn Forth, dated August 23, 1995 (filed as Exhibit 2b to the Company's Current Report on Form 8-K filed with the
           Commission on August 30, 1995 and incorporated herein by
           reference).
 2.13      Stock Purchase and Sale Agreement by and between the Company and Seig Badke, dated August 23, 1995 (filed as Exhibit 2c to the Company's Current Report on Form 8-K filed with the
           Commission on August 30, 1995 and incorporated herein by
           reference).
 2.14      Stock Purchase and Sale Agreement by and among the Company,
           443972 B.C., Ltd., Dale Mounzer and Jim Collen dated August
           22, 1995 (filed as Exhibit 2d to the Company's Current
           Report on Form 8-K filed with the Commission on August 30,
           1995 and incorporated herein by reference).
 2.15      Purchase Agreement by and between the Company and the
           Stockholders of AV Video, dated as of July 14, 1995 (filed as Exhibit 2 to the Company's Current Report on Form 8-K
           filed with the Commission on July 26, 1995 and incorporated herein by reference).
 2.16      Purchase Agreement by and between the Company and the
           Proprietors of Video Powerstore, dated as of June 2, 1995
           (filed as Exhibit 2 to the Company's Current Report on Form
           8-K filed with the Commission on June 29, 1995 and
           incorporated herein by reference).
 2.17      Second Amendment to the Agreement and Plan of Merger by and
           among the Company, Schmidt & Schmidt Limited ("SSL"), and
           the Stockholders of SSL, dated February 28, 1995 (filed as
           Exhibit 2a to the Company's Form Quarterly Report on Form
           10-QSB for the quarter ended January 31, 1995 filed with the
           Commission on March 17, 1995 and incorporated herein by
           reference).
 2.18      Agreement and Plan of Merger by and among the Company,
           Jarzig Enterprises, Inc., and the Stockholders of Jarzig
           Enterprises, Inc., dated October 25, 1994 (filed as Exhibit
           2b to the Company's Quarterly Report on Form 10-QSB for the
           quarter ended October 31, 1994, filed with the Commission on
           December 15, 1994 and incorporated herein by reference).
 2.19      Agreement and Plan of Merger by and among the Company,
           Schmidt & Schmidt Limited, and the Stockholders of Schmidt &
           Schmidt Limited, dated September 16, 1994 (filed as Exhibit
           2a to the Company's Current Report on Form 8-K filed with
           the Commission on October 3, 1994 and incorporated herein by reference).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 2.20      Agreement and Plan of Merger by and among the Company,
           Halgrimson Enterprises, Inc., and the Stockholders of
           Halgrimson Enterprises, Inc., dated September 16, 1994
           (filed as Exhibit 2b to the Company's Current Report on Form
           8-K filed with the Commission on October 3, 1994 and
           incorporated herein by reference).
 2.21      Agreement and Plan of Merger by and among the Company,
           Koonrod, Inc., and the Stockholders of Koonrod, Inc., dated
           September 2, 1994 (filed as Exhibit 2 to the Company's
           Quarterly Report on Form 10-QSB for the quarter ended July
           31, 1994, filed with the Commission on September 10, 1994
           and incorporated herein by reference).
 3.1       Restated Certificate of Incorporation (filed as Exhibit 3 to the Company's Current Report on Form 8-K filed with the
           Commission on January 20, 1997 and incorporated herein by
           reference).
 3.2       Bylaws of the Company, as amended on June 23, 1998 (filed as
           Exhibit 3 to the Company's Current Report on Form 8-K filed with the Commission July 7, 1998 and incorporated herein by reference).
 4.1       Form of Unit Purchase Option (filed as Exhibit 4a to the
           Company's Pre-Effective Amendment No. 1 to its Form SB-2
           Registration Statement (No. 33-89018) originally filed with the Commission on March 31, 1995 and incorporated herein by reference).
 4.2       Specimen Class A Common Stock Certificate (filed as Exhibit
           4a to the Company's Form SB-2 Registration Statement (No.
           33-79292-C) declared effective by the Commission on July 20,
           1994 and incorporated herein by reference).
 4.3       Specimen Class B Common Stock Certificate (filed as Exhibit
           4b to the Company's Form SB-2 Registration Statement (No.
           33-79292-C) declared effective by the Commission on July 20,
           1994 and incorporated herein by reference).
 4.4       Form of Warrant Agreement, including Form of Class A and
           Class B Warrant Certificates (filed as Exhibit 4c to the
           Company's Form SB-2 Registration Statement (No. 33-79292-C)
           declared effective by the Commission on July 20, 1994 and
           incorporated herein by reference).
 4.5       Form of Unit Purchase Option of D.H. Blair Investment
           Banking Corp. (filed as Exhibit 4d to the Company's Form
           SB-2 Registration Statement (No. 33-79292-C) declared
           effective by the Commission on July 20, 1994 and
           incorporated herein by reference).
 4.6       Rights Agreement by and between the Company and American
           Stock Transfer and Trust Company (filed as Exhibit 4 to the
           Company's Form 8-K filed April 14, 1998 and incorporated
           herein by reference).
10.1       Amended and Restated Voting Agreement, dated October 27,
           1997 among the Company, Moovies, and directors and certain officers of the Company and Moovies (filed as Exhibit 10 to the Company's Form 10-Q for the fiscal quarter ended October
           31, 1997 and incorporated herein by reference).
10.2       Amended and Restated Undertaking Agreement, dated October
           27, 1997 among the Company, Moovies, Daniel A. Potter, John
           M. Bedard and Daniel C. Howard (filed as Exhibit 10.2 of the
           Company's Form S-4 Registration Statement filed with the
           Commission on January 23, 1998 and incorporated herein by
           reference).
10.3       Form of 1998 Stock Option Plan (filed as Exhibit 10.3 of the
           Company's Form S-4 Registration Statement filed with the
           Commission on January 23, 1998 and incorporated herein by
           reference).
10.4       Agreement between Rentrak Corporation and the Company (filed as Exhibit 10.4 of the Company's Form S-4 Registration
           Statement filed with the Commission on January 23, 1998 and incorporated herein by reference).
10.5       Form of Employment Agreement between the Company and Daniel
           C. Howard (filed as Exhibit 10.6 of the Company's Form S-4
           Registration Statement filed with the Commission on January
           23, 1998 and incorporated herein by reference).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.6       Credit Agreement entered into as of March 6, 1998, among the
           Company, Video Update Canada Inc., various lending
           institutions and Banque Paribas, as agent (the "Credit
           Agreement") (filed as Exhibit 10.1 to the Company's Current
           Report on Form 8-K filed with the Commission on March 11,
           1998 and incorporated herein by reference).
10.7       U.S. Pledge Agreement in favor of Banque Paribas, as
           Collateral Agent, dated as of March 6, 1998 (filed as
           Exhibit 10.2 to the Company's Current Report on Form 8-K
           filed with the Commission on March 11, 1998 and incorporated herein by reference).
10.8       U.S. Security Agreement among the Company, Various U.S.
           Subsidiaries of the Company, and Banque Paribas, as
           Collateral Agent, dated as of March 6, 1998 (filed as
           Exhibit 10.3 to the Company's Current Report on Form 8-K
           filed with the Commission on March 11, 1998 and incorporated herein by reference).
10.9       Subsidiaries Guarantee Agreement among Various Subsidiaries of the Company, and Banque Paribas, as Collateral Agent and
           as Pledgee, dated as of March 6, 1998 (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the
           Commission on March 11, 1998 and incorporated herein by
           reference).
10.10      Warrant Purchase Agreement between the Company, and Banque
           Paribas, Grand Cayman Branch, dated as of March 6, 1998
           (filed as Exhibit 10.5 to the Company's Current Report on
           Form 8-K filed with the Commission on March 11, 1998 and
           incorporated herein by reference).
10.11      Warrant Agreement between the Company and Banque Paribas,
           Grand Cayman Branch, dated as of March 6, 1998 (filed as
           Exhibit 10.6 to the Company's Current Report on Form 8-K
           filed with the Commission on March 11, 1998 and incorporated herein by reference).
10.12      Registration Rights Agreement between the Company and Banque
           Paribas, Grand Cayman Branch, dated as of March 6, 1998
           (filed as Exhibit 10.7 to the Company's Current Report on
           Form 8-K filed with the Commission on March 11, 1998 and
           incorporated herein by reference).
10.13      1996 Stock Option Plan (filed as Exhibit 10a to the
           Company's Quarterly Report on Form 10-QSB for the fiscal
           quarter ended July 31, 1996 and incorporated herein by
           reference).
10.14      Form of Franchise Offering Circular (filed as Exhibit 10b to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended July 31, 1996 and incorporated herein by
           reference).
10.15      Restated Employment Agreement between the Company and Daniel
           A. Potter, effective as of April 30, 1998 (filed as Exhibit
           10.15 to the Company's Annual Report on Form 10-K for the
           fiscal year ended April 30, 1998 and incorporated herein by reference).
10.16      Restated Employment Agreement between the Company and John
           M. Bedard, effective as of April 30, 1998 (filed as Exhibit
           10.16 to the Company's Annual Report on Form 10-K for the
           fiscal year ended April 30, 1998 and incorporated herein by reference).
10.17      Form of Merger and Acquisition Agreement between the Company and D.H. Blair Investment Banking Corp. (filed as Exhibit
           10a to the Company's Pre-Effective Amendment No. 1 to its
           Form SB-2 Registration Statement (No. 33-89018) originally filed with the Commission on March 31, 1995 and incorporated herein by reference).
10.18      Form of Amendment to Warrant Agreement dated July 20, 1994 between the Company, American Stock Transfer & Trust Company and D.H. Blair Investment Banking Corp. (filed as Exhibit
           10b to the Company's Pre-Effective Amendment No. 1 to its
           Form SB-2 Registration Statement (No. 33-89018) originally filed with the Commission on March 31, 1995 and incorporated herein by reference).
10.19      Stock Exchange Agreement by and between the Company and
           certain stockholders of Tinseltown Video, Inc. (filed as
           Exhibit 10a to the Company's Current Report on Form 8-K
           filed with the Commission on February 16, 1995 and
           incorporated herein by reference).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.20      Formula Stock Option Plan (filed as Exhibit 10a to the
           Company's Form SB-2 Registration Statement (No. 33-89018)
           filed with the Commission on January 31, 1995 and
           incorporated herein by reference).
10.21      Form of Franchise Agreement between the Company and
           Franchisees (filed as Exhibit 10d to the Company's Form SB-2
           Registration Statement (No. 33-79292-C) declared effective by the Commission on July 20, 1994 and incorporated herein by reference).
10.22      Form of Consulting Agreement between the Company and D.H.
           Blair Investment Banking Corp. (filed as Exhibit 10f to the
           Company's Form SB-2 Registration Statement (No. 33-79292-C)
           declared effective by the Commission on July 20, 1994 and
           incorporated herein by reference).
10.23      Form of Agency Agreement between the Company and D.H. Blair
           Investment Banking Corp. (filed as Exhibit 10aa to the
           Company's Form SB-2 Registration Statement (No. 33-79292-C)
           declared effective by the Commission on July 20, 1994 and
           incorporated herein by reference).
10.24      1994 Stock Option Plan (filed as Exhibit 10bb to the
           Company's Form SB-2 Registration Statement (No. 33-79292-C)
           declared effective by the Commission on July 20, 1994 and
           incorporated herein by reference).
10.25      Form of Second Amendment and Waiver to the Credit Agreement,
           dated as of August 12, 1998 (filed as Exhibit 10.25 to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended April 30, 1998 and incorporated herein by reference).
10.26      Form of First Amendment to Warrant Agreement between the
           Company and Banque Paribas, dated as of August 12, 1998
           (filed as Exhibit 10.26 to the Company's Annual Report on
           Form 10-K for the fiscal year ended April 30, 1998 and
           incorporated herein by reference).
10.27      Third Amendment to Credit Agreement (filed as Exhibit 10.1 to the Company's Form 10-Q filed March 17, 1999 and
           incorporated herein by reference).
10.28      Fourth Amendment to Credit Agreement (filed as Exhibit 10.2 to the Company's Form 10-Q filed March 17, 1999 and
           incorporated herein by reference).
10.29      Fifth Amendment to Credit Agreement (filed as Exhibit 10.3 to the Company's Form 10-Q filed March 17, 1999 and
           incorporated herein by reference).
10.30      Sixth Amendment to Credit Agreement and Waiver (filed as
           Exhibit 10a to the Company's Form 8-K filed July 1, 1999 and incorporated herein by reference).
10.31      Seventh Amendment to Credit Agreement and Waiver (filed as
           Exhibit 10b to the Company's Form 8-K filed July 1, 1999 and incorporated herein by reference).
10.32      Form of Warrant between the Company and U.S. Bancorp Libra, a division of U.S. Bancorp Investments, Inc. (filed as
           Exhibit 4a to the Company's Form 8-K filed July 1, 1999 and incorporated herein by reference).
10.33      Form of Warrant between the Company and Existing Lenders
           under the Credit Agreement (filed as Exhibit 4b to the
           Company's Form 8-K filed July 1, 1999 and incorporated
           herein by reference).
10.34      Form of Warrant between the Company and C Term Loan
           Participants under the Credit Agreement (filed as Exhibit 4c to the Company's Form 8-K filed July 1, 1999 and
           incorporated herein by reference).
10.35      Registration Rights Agreement between the Company and U.S.
           Bancorp Libra, a division of U.S. Bancorp Investments, Inc.
           and certain Investors dated June 23, 1999 (filed as Exhibit
           4d to the Company's Form 8-K filed July 1, 1999 and
           incorporated herein by reference).
10.36      Warrant between the Company and Ingram Entertainment Inc.
           dated May 11, 1999 (filed as Exhibit 10.36 to the Company's
           Annual Report on Form 10-K for the fiscal year ended April
           30, 1999 and incorporated herein by reference).

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.37      Registration Rights Agreement by and between the Company and
           Ingram Entertainment Inc. dated May 11, 1999 (filed as
           Exhibit 10.37 to the Company's Annual Report on Form 10-K
           for the fiscal year ended April 30, 1999 and incorporated
           herein by reference).
10.38      Promissory Note of the Company to the order of Ingram
           Entertainment Inc. dated May 11, 1999 (filed as Exhibit
           10.38 to the Company's Annual Report on Form 10-K for the
           fiscal year ended April 30, 1999 and incorporated herein by reference).
+10.39     Revenue sharing Agreement dated as of November 20, 1998,
           between the Company and the party named therein (filed as
           Exhibit 10.39 to the Company's Annual Report on Form 10-K
           for the fiscal year ended April 30, 1999 and incorporated
           herein by reference).
+10.40     Revenue sharing Agreement dated as of October 20, 1998,
           between the Company and the party named therein (filed as
           Exhibit 10.40 to the Company's Annual Report on Form 10-K
           for the fiscal year ended April 30, 1999 and incorporated
           herein by reference).
+10.41     Revenue sharing Agreement dated as of July 22, 1998, between the Company and the party named therein (filed as Exhibit
           10.41 to the Company's Annual Report on Form 10-K for the
           fiscal year ended April 30, 1999 and incorporated herein by reference).
+10.42     Revenue sharing Agreement dated as of June, 1998, between
           the Company and the party named therein (filed as Exhibit
           10.42 to the Company's Annual Report on Form 10-K for the
           fiscal year ended April 30, 1999 and incorporated herein by reference).
+10.43     Revenue sharing Agreement dated as of June 1998, between the
           Company and the party named therein (filed as Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999 and incorporated herein by
           reference).
10.44      Employment Agreement dated as of April 8, 1999, between the
           Company and Michael G. Schifsky (filed as Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1999 and incorporated herein by reference).
10.45      Employment Agreement dated as of April 20, 1999, between the
           Company and Richard Bedard (filed as Exhibit 10.45 to the
           Company's Annual Report on Form 10-K for the fiscal year
           ended April 30, 1999 and incorporated herein by reference).
10.46      Master Lease Agreement dated as of November 23, 1998 between the Company and Heller Financial Leasing, Inc. (filed as
           Exhibit 10.46 to the Company's Annual Report on Form 10-K
           for the fiscal year ended April 30, 1999 and incorporated
           herein by reference).
10.47      Employment Agreement dated as of October 1, 1999, between
           the Company and Michael Gebauer (filed as Exhibit 10 to the
           Company's Form 10-Q filed March 17, 1999 and incorporated
           herein by reference).
16         Letter of Ernst & Young LLP (filed as Exhibit 16 to the
           Company's Form 8-K filed February 3, 1999 and incorporated herein by reference).
18.1       Letter on Change in Accounting Principles (filed as Exhibit
           18 to the Company's Annual Report on Form 10-KSB for the
           fiscal year ended April 30, 1996 and incorporated herein by reference).
18.2       Letter on Change in Accounting Principles (filed as Exhibit
           18.2 to the Company's Annual Report on Form 10-K for the
           fiscal year ended April 30, 1999 and incorporated herein by reference).
21         List of the Company's Subsidiaries (filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1998 and incorporated herein by reference).
23.1       Consent of Deloitte & Touche LLP.
23.2       Consent of Ernst & Young LLP.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
27.1       Financial Data Schedule.
27.2       Financial Data Schedule--Restated 1999.

------------
+ Exhibits for which Company has sought confidential treatment for certain portions. The confidential material in Exhibits 10.39, 10.40, 10.41, 10.42 and
  10.43 has been redacted and separately filed with the Securities and Exchange Commission.

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

     IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          VIDEO UPDATE, INC.

Date: September 11, 2000
                                          By: /s/   DANIEL A. POTTER
                                            ------------------------------------
                                                      DANIEL A. POTTER
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER

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

                  SIGNATURE                                    TITLE                          DATE
                  ---------                                    -----                          ----

            /s/ DANIEL A. POTTER                 Chairman and Chief Executive          September 11, 2000
---------------------------------------------    Officer (Principal Executive
              DANIEL A. POTTER                   Officer)

             /s/ JOHN M. BEDARD                  President and Director                September 11, 2000
---------------------------------------------
               JOHN M. BEDARD

            /s/ DANIEL C. HOWARD                 Chief Operations Officer and          September 11, 2000
---------------------------------------------    Director
              DANIEL C. HOWARD

           /s/ MICHAEL P. GEBAUER                Chief Financial Officer               September 11, 2000
---------------------------------------------    (Principal Financial Officer)
             MICHAEL P. GEBAUER

           /s/ PAUL M. KELNBERGER                Director                              September 11, 2000
---------------------------------------------
             PAUL M. KELNBERGER

          /s/ BERNARD R. PATRIACCA               Director                              September 11, 2000
---------------------------------------------
            BERNARD R. PATRIACCA

           /s/ THEODORE J. COBURN                Director                              September 11, 2000
---------------------------------------------
             THEODORE J. COBURN

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----

Reports of Independent Auditors.............................    F-2
Consolidated Balance Sheets as of April 30, 1999 and 2000...    F-4
Consolidated Statements of Operations for the years ended
  April 30, 1998, 1999 and 2000.............................    F-5
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended April 30, 1998, 1999 and 2000.........    F-6
Consolidated Statements of Cash Flows for the years ended
  April 30, 1998, 1999 and 2000.............................    F-7
Notes to Consolidated Financial Statements..................    F-8

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Video Update, Inc.

     We have audited the accompanying consolidated balance sheets of Video Update, Inc. and subsidiaries (the "Company") as of April 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended April 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Video Update, Inc. and subsidiaries at April 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, in 1999 the Company changed its method of accounting for the amortization of its video and game rental inventory.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations, stockholders' capital deficiency, and failure to comply with certain covenants and repayment provisions of its Senior Facility raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
September 1, 2000

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Video Update, Inc.

     We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Video Update, Inc. for the year ended April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, these financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of Video Update, Inc. for the year ended April 30, 1998, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP
Minneapolis, Minnesota
August 13, 1998

                               VIDEO UPDATE, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                APRIL 30,    APRIL 30,
                                                                  1999         2000
                                                                ---------    ---------
                           ASSETS
Cash and cash equivalents...................................    $   1,235    $   1,763
Accounts receivable.........................................        3,826        1,823
Merchandise inventory.......................................        6,393        2,116
Video and game rental inventory--net........................       45,040       38,976
Property and equipment--net.................................       59,395       42,801
Prepaid expenses............................................        6,419        1,015
Goodwill--net...............................................       77,715       66,223
Other assets................................................        7,185        5,311
                                                                ---------    ---------
     Total assets...........................................    $ 207,208    $ 160,028
                                                                =========    =========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Notes payable...............................................    $ 117,124    $ 138,440
Accounts payable............................................       54,945       27,703
Accrued expenses............................................       23,054       17,492
Accrued rent................................................        7,118        6,671
Accrued compensation........................................        8,062        5,520
                                                                ---------    ---------
     Total liabilities......................................      210,303      195,826
                                                                ---------    ---------
Commitments and contingencies (Note 11)
Stockholders' equity (deficit):
Preferred Stock, par value $.01 per share:
  Authorized shares--5,000,000
  Issued shares--none.......................................           --           --
Class A Common Stock, par value $.01 per share:
  Authorized shares--60,000,000
  Issued and outstanding shares--29,278,457 at April 30,
     1999 and April 30, 2000................................          293          293
  Additional paid-in capital................................      116,372      121,278
  Accumulated deficit.......................................     (118,045)    (154,194)
  Accumulated other comprehensive income....................       (1,715)      (3,175)
                                                                ---------    ---------
     Total stockholders' equity (deficit)...................       (3,095)     (35,798)
                                                                ---------    ---------
     Total liabilities and stockholders' equity (deficit)...    $ 207,208    $ 160,028
                                                                =========    =========

                            See accompanying notes.

                               VIDEO UPDATE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      YEAR ENDED APRIL 30,
                                                                ---------------------------------
                                                                  1998        1999         2000
                                                                --------    ---------    --------
Revenues:
  Rental revenue............................................    $138,279    $ 221,238    $196,283
  Product sales.............................................      17,075       31,915      23,580
  Service fees..............................................         800          943       1,099
                                                                --------    ---------    --------
                                                                 156,154      254,096     220,962
Costs and expenses:
  Store operating expenses..................................     129,920      232,287     198,538
  Selling, general and administrative.......................      25,223       26,179      20,816
  Cost of product sales.....................................       9,809       20,257      14,637
  Store closing charge......................................       2,682        8,198      (5,420)
  Adjustment in estimated liabilities.......................          --           --      (4,545)
  Inventory valuation charge................................          --       50,629          --
  Fixed asset valuation charge..............................       1,596        6,600       4,314
  Goodwill valuation charge.................................         804           --       7,354
  Amortization of goodwill..................................       2,353        4,471       4,299
                                                                --------    ---------    --------
                                                                 172,387      348,621     239,993
                                                                --------    ---------    --------
Operating loss..............................................     (16,233)     (94,525)    (19,031)
Interest expense............................................      (4,292)     (13,695)    (17,804)
Other income (expense)......................................         (71)         677         686
                                                                --------    ---------    --------
                                                                  (4,363)     (13,018)    (17,118)
                                                                --------    ---------    --------
Loss before income taxes....................................     (20,596)    (107,543)    (36,149)
Income tax expense (benefit)................................      (6,116)       2,828          --
                                                                --------    ---------    --------
Net loss....................................................    $(14,480)   $(110,371)   $(36,149)
                                                                ========    =========    ========
Average number of common shares outstanding.................      20,412       29,278      29,278
                                                                ========    =========    ========
Net loss per share, basic and diluted.......................    $  (0.71)   $   (3.77)   $  (1.23)
                                                                ========    =========    ========

                            See accompanying notes.

                               VIDEO UPDATE, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                                      RETAINED       ACCUMULATED
                                 CLASS A               CLASS B         ADDITIONAL     EARNINGS          OTHER       OFFICERS'
                              COMMON STOCK          COMMON STOCK        PAID-IN     (ACCUMULATED)   COMPREHENSIVE     NOTES
                           -------------------   -------------------    CAPITAL       (DEFICIT)        INCOME       RECEIVABLE
                           NUMBER OF             NUMBER OF             ----------   -------------   -------------   ----------
                             SHARES     AMOUNT     SHARES     AMOUNT     AMOUNT        AMOUNT          AMOUNT         AMOUNT
                           ----------   ------   ----------   ------   ----------   -------------   -------------   ----------
Balance at April 30,
  1997...................  18,170,341    $182     2,000,000    $ 20     $ 86,085      $   6,806        $  (421)      $(1,680)
Adjustment of shares
  issued in
  acquisition............     (65,811)     --            --      --         (500)            --             --            --
Issuance of shares in
  connection with the
  Moovies acquisition....   9,303,927      93            --      --       28,107             --             --            --
Release, partial
  forfeiture and
  conversion of escrow
  shares.................   1,170,000      11    (1,300,000)    (13)       3,546             --             --            --
Issuance of warrants in
  connection with the
  Senior Facility........          --      --            --      --        1,730             --             --            --
Conversion of Class B to
  Class A Common Stock...     700,000       7      (700,000)     (7)          --             --             --            --
Acquisition related
  deficiency payments....          --      --            --      --       (1,327)            --             --            --
Forgiveness of officers
  note receivable........          --      --            --      --           --             --             --         1,680
Comprehensive Income:
  Net income (loss)......          --      --            --      --           --        (14,480)            --            --
  Foreign currency
    translation..........          --      --            --      --           --             --           (540)           --
    Total comprehensive
      income (loss)......          --      --            --      --           --             --             --            --
                           ----------    ----    ----------    ----     --------      ---------        -------       -------
Balance at April 30,
  1998...................  29,278,457     293            --      --      117,641         (7,674)          (961)           --
Revaluation of stock
  warrants...............          --      --            --      --          192             --             --            --
Acquisition related
  deficiencies...........          --      --            --      --       (1,461)            --             --            --
Comprehensive Income:
  Net income (loss)......          --      --            --      --           --       (110,371)            --            --
  Foreign currency
    translation..........          --      --            --      --           --             --           (754)           --
    Total comprehensive
      income (loss)......          --      --            --      --           --             --             --            --
                           ----------    ----    ----------    ----     --------      ---------        -------       -------
Balance at April 30,
  1999...................  29,278,457    $293            --    $ --     $116,372      $(118,045)       $(1,715)      $    --
Acquisition related
  deficiencies...........          --      --            --      --          (10)            --             --            --
Issuance of warrants in
  connection with the
  Senior Facility........          --      --            --      --        4,414             --             --            --
Issuance of warrants in
  connection with Ingram
  Entertainment..........          --      --            --      --          502             --             --            --
Comprehensive Income:
  Net income (loss)......          --      --            --      --           --        (36,149)            --            --
  Foreign currency
    translation..........          --      --            --      --           --             --         (1,460)           --
    Total comprehensive
      income (loss)......          --      --            --      --           --             --             --            --
                           ----------    ----    ----------    ----     --------      ---------        -------       -------
Balance at April 30,
  2000...................  29,278,457    $293            --    $ --     $121,278      $(154,194)       $(3,175)      $    --
                           ==========    ====    ==========    ====     ========      =========        =======       =======


                             TOTAL
                           ---------
Balance at April 30,
  1997...................  $  90,992
Adjustment of shares
  issued in
  acquisition............       (500)
Issuance of shares in
  connection with the
  Moovies acquisition....     28,200
Release, partial
  forfeiture and
  conversion of escrow
  shares.................      3,544
Issuance of warrants in
  connection with the
  Senior Facility........      1,730
Conversion of Class B to
  Class A Common Stock...         --
Acquisition related
  deficiency payments....     (1,327)
Forgiveness of officers
  note receivable........      1,680
Comprehensive Income:
  Net income (loss)......    (14,480)
  Foreign currency
    translation..........       (540)
                           ---------
    Total comprehensive
      income (loss)......    (15,020)
                           ---------
Balance at April 30,
  1998...................    109,299
Revaluation of stock
  warrants...............        192
Acquisition related
  deficiencies...........     (1,461)
Comprehensive Income:
  Net income (loss)......   (110,371)
  Foreign currency
    translation..........       (754)
                           ---------
    Total comprehensive
      income (loss)......   (111,125)
                           ---------
Balance at April 30,
  1999...................  $  (3,095)
Acquisition related
  deficiencies...........        (10)
Issuance of warrants in
  connection with the
  Senior Facility........      4,414
Issuance of warrants in
  connection with Ingram
  Entertainment..........        502
Comprehensive Income:
  Net income (loss)......    (36,149)
  Foreign currency
    translation..........     (1,460)
                           ---------
    Total comprehensive
      income (loss)......    (37,609)
                           ---------
Balance at April 30,
  2000...................  $ (35,798)
                           =========

                            See accompanying notes.

                               VIDEO UPDATE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEAR ENDED APRIL 30,
                                                                ---------------------------------
                                                                  1998        1999         2000
                                                                --------    ---------    --------
Operating activities
  Net loss..................................................    $(14,480)   $(110,371)   $(36,149)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
       Depreciation and amortization........................      48,459       81,342      59,973
       Deferred income taxes................................      (4,356)       2,592          --
       Loss on disposal of fixed assets.....................          --           --       1,851
       Inventory valuation charge...........................          --       50,629          --
       Adjustment of estimated liabilities..................          --           --      (4,545)
       Goodwill valuation charge............................         804           --       7,354
       Fixed asset valuation charge.........................       1,596        6,600       4,314
       Compensation expense from release of escrow shares...       3,546           --          --
       Compensation expense related to restated employment
          agreements........................................       7,161          458          --
       Store closing charge (reversal)......................       2,682        8,198      (5,420)
  Changes in operating assets and liabilities, net of
     acquisitions of businesses:
       Accounts receivable..................................        (191)         911       2,003
       Merchandise inventory................................        (960)       1,977       4,277
       Income taxes.........................................      (3,397)       2,430          --
       Other assets.........................................      (5,873)      (4,316)      5,602
       Accounts payable.....................................       6,770       17,010      (2,302)
       Accrued rent.........................................       2,834        2,045        (447)
       Accrued liabilities..................................      (1,190)       1,050      (1,384)
                                                                --------    ---------    --------
       Net cash provided by operating activities............      43,405       60,555      35,127
Investing activities Purchase of video and game rental
  inventory.................................................     (61,752)     (63,060)    (36,512)
  Purchase of property and equipment........................     (17,458)     (12,962)     (1,186)
  Disposal of property and equipment........................          --           --         487
  Proceeds from sale-leaseback..............................          --        5,000          --
  Investment in businesses, net of cash acquired............       3,027           --        (171)
  Payment of deficiency on stock guarantee..................      (1,327)        (241)         --
                                                                --------    ---------    --------
       Net cash used in investing activities................     (77,510)     (71,263)    (37,382)
Financing activities Proceeds from notes payable............     103,700       27,300      30,950
  Payments of notes payable.................................     (20,046)     (16,036)    (26,707)
  Payment of acquisition debt...............................     (50,000)          --          --
                                                                --------    ---------    --------
       Net cash provided by financing activities............      33,654       11,264       4,243
Effect of exchange rate changes on cash.....................        (540)        (754)     (1,460)
                                                                --------    ---------    --------
Increase (decrease) in cash and cash equivalents............        (991)        (198)        528
Cash and cash equivalents at beginning of the year..........       2,424        1,433       1,235
                                                                --------    ---------    --------
Cash and cash equivalents at end of the year................    $  1,433    $   1,235    $  1,763
                                                                ========    =========    ========

                            See accompanying notes.

                               VIDEO UPDATE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE YEARS ENDED APRIL 30, 1998, 1999 AND 2000

1. COMPANY BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

  Management's Plan to Continue as a Going Concern

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. As shown in the accompanying financial statements, the Company has incurred losses from operations of $14,480,000, $110,371,000, and $36,149,000 for the years ended
April 30, 1998, 1999, and 2000, respectively, and as of April 30, 1999 and 2000 the Company had stockholders' capital deficiency of $3,095,000 and $35,798,000, respectively. In addition, as discussed in Note 9 of Notes to the Consolidated Financial Statements, as of April 30, 2000, the Company is not in compliance with certain of the financial covenants of its Senior Facility and on August 15, 2000, the Company defaulted on the payment of principal and interest due under the terms of its Senior Facility. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

     The Company has no available borrowings under its Senior Facility or any other similar facility. The lenders under the Senior Facility may, but are not obliged to, take immediate legal action against the Company, including but not limited to, acceleration of payment of all borrowed funds and such other remedies as may be available under the loan documents or common or statutory law. The Company also has overdue liabilities and is engaged in litigation with several parties. Under these circumstances, a number of the Company's contracts and supply arrangements, including but not limited to its revenue sharing contracts, may be subject to termination.

     The Company is currently in discussions with its lenders regarding the default under its Senior Facility. In addition, it is evaluating various alternatives to raise cash, including the possible sale of assets. To date, the Company has been able to obtain product either directly from movie studios or independent distributors and management believes this will continue. The Company will continue to focus on reducing the aged accounts payable with payments, the extension of terms, and negotiated settlements.

     The Company has closed numerous stores that had an adverse impact on cash flows. The Company has restructured its revenue sharing arrangements to eliminate mandatory purchases of tapes that management does not believe will generate adequate rental volume. The Company has and continues to focus on cost reductions.

     The Company is uncertain whether cash from operations, trade credits, equipment leases, and available revenue sharing arrangements will be sufficient to fund future inventory purchases and other working capital needs for the next twelve months. If the Company is unable to obtain additional financing or maintain its relationships with its vendors and trade creditors, the Company may be required to reduce its overall expenditures and the Company's ability to maintain or expand its current level of operations will be materially and adversely affected.

     Given the foregoing, no assurances can be given that the Company will be able to maintain its current level of operations, or that its financial condition and prospects will not be materially and adversely effected over the next twelve months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Nature of Business

     Video Update, Inc. and subsidiaries ("Video Update" or the "Company") own and operate retail video stores and sell and support retail video franchises. Company-owned stores are located in the United States and Canada with franchises located exclusively in the United States. The Company operates in one reportable operating segment.

                               VIDEO UPDATE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Consolidation

     The accompanying financial statements present the consolidated financial position, results of operations and cash flows of the Company. All inter-company accounts and transactions have been eliminated.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimates and assumptions relate to the amortization methods and useful lives of video and game rental inventory and goodwill. These estimates and assumptions could change and actual results could differ from these estimates.

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

  Merchandise Inventory

     Merchandise inventory is stated at the lower of cost (first in, first out) or market. Inventory consists of videocassettes, DVD's, and games held for sale, supplies and concessions.

  Video and Game Rental Inventory

     Video rental inventory is stated at cost, and is amortized over the estimated economic life as follows:

              NUMBER OF COPIES
             OF TITLE PER STORE                               AMORTIZATION POLICY
             ------------------                               -------------------
One through three............................    Accelerated basis to a net book value of
                                                 $8.00 over the first three months and then
                                                 straight-line over 33 months to a salvage
                                                 value of $4.00 per video.
Four and over................................    Accelerated basis to a net book value of
                                                 $4.00 over the first three months and then
                                                 fully amortized on a straight-line basis over
                                                 nine months.

     Game rental inventory is amortized on a straight-line basis to $10.00 over 12 months then straight-line over six months to a salvage value of $4.00 per game.

                               VIDEO UPDATE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Property and Equipment

     Furniture and equipment are recorded at cost and depreciated using the straight-line method over the estimated economic life of the asset of five to ten years. Leasehold improvements are recorded at cost and depreciated using the straight-line method over the lesser of the estimated economic life or the lease term.

  Goodwill

     Goodwill, consisting principally of excess cost over net assets from the acquisitions of businesses, is net of accumulated amortization of approximately $9,592,000 and $14,053,000 at April 30, 1999 and 2000, respectively and is being amortized on a straight-line basis over 20 years.

  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." Deferred income taxes are recorded to reflect the tax consequences of differences between the tax and financial reporting bases of assets and liabilities. A valuation allowance is established for deferred tax assets to the extent the realization of such benefits is not deemed more likely then not.

  Stock-based Compensation

     The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for its employee based compensation plans. The Company has elected to recognize compensation expense for its stock based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense is recognized for stock options with exercise prices equal to, or in excess of, the market value of the underlying shares of stock at the date of grant.

  Impairment of Long-Lived Assets

     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" prescribes the accounting treatment for long-lived assets, identifiable intangibles and goodwill related to those assets when there are indications that the carrying values of those assets may not be recoverable. In performing such review for recoverability, the Company compares the expected future cash flows to the carrying value of long-lived assets and identifiable intangibles. If the anticipated undiscounted future cash flows are less than the carrying amount of such assets (see Notes 4, 5, and 8 of the Notes to Consolidated Financial Statements), the Company's carrying amount will be reduced to its estimated fair value for assets held for use and reduced to its estimated fair value less cost to sell for assets held for sale.

  Fair Value of Financial Instruments

     At April 30, 1999 and 2000, the carrying value of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable and notes payable approximated their fair values (see Note 18 of the Notes to Consolidated Financial Statements).

  Revenue Recognition

     Revenue on videos and games is recognized at the time of rental or sale.

                               VIDEO UPDATE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Loss Per Share

     For the years ended April 30, 1998, 1999, and 2000, the Company had employee stock options to purchase Class A Common Shares at exercise prices from $0.25 to $10.00 of 2,202,702, 1,643,000, and 3,165,000, respectively. The effects of these options are anti-dilutive in all periods presented. As such, the amounts are not included in the calculation of diluted loss per share.

  Reclassification

     Certain reclassifications have been made to the prior year financial statements to conform with the 2000 presentation.

  New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", which provides guidance on accounting for derivative and hedge transactions. The statement is effective for the Company in fiscal year 2002. The Company does not anticipate that the adoption of this pronouncement will have a material impact on its reported financial position or operating results.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition". The statement is effective for the Company in fiscal year 2001. The Company does not anticipate that the adoption of the guidelines in this pronouncement will have a material impact on reported operating results.

2. CHANGE IN AMORTIZATION METHOD FOR VIDEO AND GAME RENTAL INVENTORY

     Effective February 1, 1999, the Company changed the amortization policy for videos (see Note 1 of the Notes to Consolidated Financial Statements). The adoption of the new method of amortization has been accounted for as a change in accounting estimate effected by a change in accounting principle.

     Prior to February 1, 1999, base stock videos were amortized over 36 months on a straight-line basis to a salvage value of $6.00 per video; the fourth through ninth copies of each title per store were amortized straight-line over six months to a book value of $6.00 and then fully amortized straight-line over 30 months; the tenth and any succeeding copies of each title per store were amortized straight-line over six months to a book value of $6.00 and then fully amortized straight-line over three months. Video games were fully amortized straight-line over a period of 36 months.

     The new method accelerates the rate of amortization and has been adopted as a result of revenue sharing agreements with studios, which have increased the copy-depth, which is satisfying consumer demand over a shorter period of time. The Company believes accelerating expense recognition during the first three months more closely matches the new business model of higher revenue generated following a title's release. Under the new accounting method, the Company expenses revenue sharing payments as revenues are earned pursuant to contractual arrangements.

     The new method of accounting has been applied to rental inventory held as of February 1, 1999. The Company recorded a pre-tax charge of approximately $50,629,000 to operating expenses in the fourth quarter of fiscal 1999. The effect of the change had the impact of decreasing inventory and increasing amortization expense through a one-time charge.

3. MOOVIES, INC. ACQUISITION

     In March 1998 the Company completed the acquisition of Moovies, Inc. ("Moovies") in a tax-free reorganization, whereby Moovies stockholders received
 .75 shares of Video Update Class A Common Stock in

                               VIDEO UPDATE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

exchange for each share of Moovies common stock. Video Update issued approximately 9.3 million shares in this transaction. The acquisition was accounted for under the purchase method of accounting and the excess of the cost over the estimated fair value of the assets acquired, estimated to be approximately $46,291,000, is being amortized over 20 years.

     In March 1998, in conjunction with the Moovies transaction, the stockholders approved the termination and cancellation of the Escrow Agreement by and among American Stock Transfer & Trust Company, Video Update and certain stockholders of Video Update. As a result: (i) 10% or 130,000 of the 1,300,000 shares of Class B Common Stock held in escrow were forfeited; (ii) the remaining 1,170,000 shares of common stock were released from escrow, resulting in a one-time compensation expense charge of approximately $3,546,000 which the Company recognized as selling, general and administrative expense in the fourth quarter of fiscal 1998; and, (iii) all 1,870,000 shares of Class B Common Stock were converted into Class A Common Stock and the preferential voting rights were eliminated.

4. PROVISION FOR STORE CLOSING AND OTHER CHARGES

     During the fourth quarter of fiscal 1998, the Company began and completed an extensive analysis of its base store performance and adopted a business restructuring plan to close approximately 24 of its stores. This analysis resulted in the Company recording a pretax charge of approximately $2,700,000 for future cash outlays for lease terminations and miscellaneous closing costs. Additionally, the Company recorded a pretax charge of approximately $1,600,000 and $800,000 for the impairment of certain fixed assets and of goodwill, respectively, related to these stores. Activity relating to the closing of these stores is summarized as follows:

                                                             1998 RESTRUCTURING PLAN
                                                            --------------------------
                                                            FISCAL 1999    FISCAL 2000
                                                            -----------    -----------
Beginning balance.......................................    $2,700,000      $890,000
Store closing payments..................................      (473,000)     (247,000)
Increase in estimated reserve...........................            --       269,000
Decrease in estimated reserve...........................    (1,337,000)     (342,000)
                                                            ----------      --------
Ending balance..........................................    $  890,000      $570,000
                                                            ==========      ========

     As of April 30, 1999, 21 of these stores were closed and two stores were determined to remain open with related accruals reversed. During fiscal 2000, one additional store was determined to remain open and the related accrual was reversed. As of April 30, 2000, 19 stores had definitive lease obligation settlements and two stores had accruals for management's estimate of the cost to settle the outstanding lease obligation.

     During the fourth quarter of fiscal 1999, the Company began and completed an extensive analysis of each store's performance and adopted a business restructuring plan to close approximately 70 of its stores. This analysis resulted in the Company recording a pretax charge of approximately $9,535,000 for future cash outlays for lease terminations and miscellaneous closing costs and a pretax charge of approximately $6,600,000 for the impairment of furniture, equipment, and leasehold improvements related to these stores. Additionally, the Company reclassified approximately $891,000 of previously accrued rent to the restructure reserve at April 30, 1999. The revenues of stores identified for closure were approximately $11,592,000, $17,742,000 and

                               VIDEO UPDATE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

$5,225,000 for the fiscal years ended April 30, 1998, 1999 and 2000, respectively. Activity relating to the closing of these stores is summarized as follows:

                                                              1999 RESTRUCTURING PLAN
                                                                    FISCAL 2000
                                                              -----------------------
Beginning balance.........................................          $10,426,000
Store closing payments....................................           (3,743,000)
Increase in estimated reserve.............................              991,000
Decrease in estimated reserve.............................           (6,338,000)
                                                                    -----------
Ending balance............................................          $ 1,336,000
                                                                    ===========

     As of April 30, 2000, 60 of these stores had been closed and ten stores were determined to remain open with related accruals reversed. Of the stores closed, 55 had definitive lease obligation settlements and five had accruals for management's estimate of the cost to settle the outstanding lease obligation.

5. GOODWILL VALUATION CHARGE

     During the fourth quarter of fiscal 2000, during the course of the Company's strategic review of its prior acquisitions, the Company recorded a pretax charge of $7,354,000 relating to the impairment of certain intangible assets held for use when it was determined that future undiscounted cash flows associated with these assets were insufficient to recover their carrying value. The impaired assets principally represent the Company's ownership interest in the acquired stores. The assets were written down to fair market value, which was determined on the basis of the present value of future cash flows.

6. ADJUSTMENT OF ESTIMATED LIABILITIES

     During fiscal year 2000, the Company resolved various disputed vendor accounts, including a legal settlement (see Note 20 of the Notes to Consolidated Financial Statements). The positive resolution of these disputed amounts previously accrued as of April 30, 1999 resulted in a reduction of outstanding liabilities of approximately $5,550,000 of which $1,005,000 reduced fixed assets and $4,545,000 was recorded as a reduction of operating expenses.

7. VIDEO AND GAME RENTAL INVENTORY--NET

                                                                 APRIL 30,
                                                           ----------------------
                                                             1999         2000
                                                           ---------    ---------
                                                               (IN THOUSANDS)
Video and game rental inventory........................    $ 232,374    $ 263,322
Accumulated amortization...............................     (187,334)    (224,346)
                                                           ---------    ---------
                                                           $  45,040    $  38,976
                                                           =========    =========

     Amortization expense for video and game rental inventory, which is included in store operating expenses, was $37,614,000, $63,781,000 and $42,576,000 for the years ended April 30, 1998, 1999 and 2000, respectively. Accumulated amortization at April 30, 1999 and 2000 also includes $50,629,000 related to the valuation charge (see Note 2 of the Notes to Consolidated Financial Statements).

                               VIDEO UPDATE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

8. PROPERTY AND EQUIPMENT--NET

                                                                  APRIL 30,
                                                             --------------------
                                                               1999        2000
                                                             --------    --------
                                                                (IN THOUSANDS)
Land.....................................................    $    488    $    488
Buildings................................................       1,403       1,403
Furniture and equipment..................................      43,463      36,361
Leasehold improvements...................................      36,204      34,432
Accumulated depreciation.................................     (29,883)    (22,163)
                                                             --------    --------
                                                             $ 59,395    $ 42,801
                                                             ========    ========

     Depreciation expense was $6,880,000, $11,370,000, and $10,369,000 for the years ended April 30, 1998, 1999 and 2000, respectively.

     In fiscal 2000, during the course of the Company's strategic review of its operations, the Company recorded a pretax charge of $4,314,000 relating to the impairment of furniture, equipment, and leasehold improvements to be held and used when it was determined that future undiscounted cash flows associated with these assets were insufficient to recover their carrying value. The assets were written down to fair market value, which was determined on the basis of future discounted cash flows.

9. NOTES PAYABLE

     Simultaneously with the closing of the Moovies transaction in March 1998 a syndicate lead by Banque Paribas extended a $120 million Senior Facility (the "Senior Facility"), which replaced the previous revolving credit facility. During fiscal year 1999 the Senior Facility was reduced to $115 million.

     In May 1999, the Company and the bank syndicate amended the terms of the Senior Facility to; (i) increase the overall Senior Facility with a new tranche of C Term loans (Term C Debt) in the aggregate amount of $10.5 million; (ii) revise certain financial covenants; (iii) revise and defer certain principal payments; (iv) increase the overall interest rate by 0.75%; and (v) reflect the issuance of 7,481,250 common stock warrants at $0.08719 per share expiring June 2006. The warrants were recorded as a discount on debt based on the Black Scholes assessed fair market value at the date of issuance. Loan fees paid of approximately $809,000 have been capitalized and are being amortized over the life of the Term C Debt.

     The notes payable balance consists of the following:

                                                                           APRIL 30,
                                                                --------------------------------
                                                                  1998        1999        2000
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
Senior Facility with banks consisting of three term loans of
  $52,500,000, $42,500,000 and $10,500,000; variable
  interest payable based on LIBOR plus approximately 500
  additional basis points at April 30, 2000 at 11.19%,
  11.40% and 12.00%, respectively; with principal payments
  beginning in May 1999, May 1999 and balloon payment in May
  2006, respectively, and maturing in April 2002, April 2003 and May 2006, respectively. Secured by substantially all
  assets of the Company.....................................    $ 95,000    $ 95,000    $104,103
  Capital expenditure loan with banks; variable interest
     payable April 30, 2000 at 11.15%; with monthly payments
     beginning July 2000, and final maturity April 2002.
     Secured by substantially all assets of the Company.....       4,500      15,000      15,000

                               VIDEO UPDATE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                                                           APRIL 30,
                                                                --------------------------------
                                                                  1998        1999        2000
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
  Revolving loan with banks; interest payable April 30, 2000 at 11.14%; maturity April 2002. Secured by
     substantially all assets of the Company................       4,200       5,000       5,000
  Note payable with interest at 8.75% (see Note 18).........       2,000       2,000       2,000
  Note payable in monthly installments of $9,940 until
     January 2001, with a balloon payment of approximately
     $389,000, interest at 11.00%. The note is secured by a
     mortgage and specific assets of the Company............         507         481         434
  Note payable with monthly installments of approximately
     $1,000 with interest rate of 12.00% maturing in May
     1999...................................................          11           1          --
  Discount on debt for 9,481,250 warrants...................      (1,730)     (1,468)     (5,332)
  Note payable in monthly installments of $500,184 with
     interest rate of 12.00% maturing in July 2002..........          --          --      11,402
  Note payable in weekly installments of $40,000 with
     interest rate of 8.00% maturing in December 2002.......          --          --       4,951
  Note payable in monthly installments of $52,000 maturing
     in August 2001.........................................          --          --         832
  Note payable in monthly installments of $100,000 and
     weekly installments of $20,000 with interest rate of
     9.00% maturing in May 2000.............................          --       1,110          50
                                                                --------    --------    --------
                                                                $104,488    $117,124    $138,440
                                                                ========    ========    ========

     The weighted-average interest rate on borrowings outstanding was 9.29%, 9.33% and 11.00% at April 30, 1998, 1999 and 2000, respectively.

     The aggregate maturities of the notes payable at April 30, 2000 are as follows:

                                                                (IN THOUSANDS)
2001........................................................       $133,861
2002........................................................          7,662
2003........................................................          2,249
                                                                   --------
                                                                    143,772
Discount on debt............................................         (5,332)
                                                                   --------
                                                                   $138,440
                                                                   ========

     The Senior Facility replaced the Company's previous $60 million revolving credit facility. At April 30, 2000, the Senior Facility consists of the following: (i) three term loans totaling $104.1 million; (ii) a $15 million capital expenditure line; and (iii) a $5 million revolving line. The Company borrowed the $95 million under the two term loans in conjunction with the closing of the Moovies merger and the proceeds were used to refinance the current indebtedness of Moovies and Video Update and pay transaction expenses. The capital expenditure line was primarily available to fund the conversion of the Moovies stores and integration costs, the opening of new stores and selected acquisitions. In fiscal year 1999, the Senior Facility was amended to modify the terms of the capital expenditure line to allow usage for working capital needs. The revolving line is available for normal working capital needs. The facility is secured by all of the Company's assets. In connection with the original Senior Facility, the Company also issued five year warrants to Banque Paribas to purchase 1,000,000 shares of the Company's Class A Common Stock at an exercise price of $2.68.

                               VIDEO UPDATE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

The warrants were valued at $1,730,000 and resulted in an increase in paid in capital and corresponding discount on debt. In fiscal year 1999, the warrants were repriced to a more current market price in conjunction with amendments to the Senior Facility as described above. This discount, as well as related loan fees of approximately $4,337,000, is being amortized over the life of the Senior Facility.

     The Senior Facility includes negative, affirmative and financial covenants including, but not limited to, minimum free cash flow, consolidated indebtedness to consolidated free cash flow, maximum leverage, minimum fixed charge coverage, a prohibition or restriction on capital expenditures, debt and guarantees, liens and encumbrances on any property, mergers, consolidations, investments, advances, divestitures, change of business or conduct of business, joint ventures, partnerships, the creation of new subsidiaries, dividends, distributions, repurchases or redemptions of outstanding stock (including options or warrants), the voluntary prepayment, repurchase redemption or defeasance of debt, and the acquisition, sale or transfer, lease or sale-leaseback of assets. The Senior Facility is secured by substantially all of the Company's assets as well as by pledges of its stock in its subsidiaries, which subsidiaries also have provided guarantees of the Company's obligations. As of April 30, 2000, the Company was in default of several of the above financial covenants. As of August 15, 2000, the Company is in default for non-payment of approximately $6 million in principal and interest.

     In May 1999, the Company provided a 12% interest bearing promissory note to a major vendor for $14,000,000 for the settlement of accounts payable, which is to be repaid in monthly installments through May 2002. The remaining balance at April 30, 2000 is approximately $11,402,000. The Company also issued warrants to purchase 1,000,000 shares of Class A common stock at $0.81 per share, which expires May 2004. The warrants were recorded as a discount on debt based on the Black Scholes assesses fair market value at the date of issuance.

     Also in fiscal 2000, the Company provided a $6,500,000 interest bearing promissory note to a vendor for the settlement of accounts payable. The note bears interest of 8% and is payable in weekly installments through December 2002, and has a remaining balance at April 30, 2000 of approximately $4,951,000. Additionally, the Company provided a $1,336,000 note payable to a vendor for the settlement of accounts payable. The note is payable in monthly installments through August 2002, and has a remaining balance at April 30, 2000 of approximately $832,000.

10. RELATED PARTY TRANSACTIONS

     Family members of certain stockholders and a Company director own a majority interest at April 30, 1998, 1999 and 2000 in three, three and two franchise stores, respectively. The amount of service fees earned from these franchisees was approximately $73,000, $103,000 and $93,000 for the years ended April 30, 1998, 1999 and 2000, respectively. The amount due from the franchisees at April 30, 1998, 1999 and 2000 approximated $73,000, $19,000 and $24,000, respectively.

     During the years ended April 30, 1998, 1999 and 2000, the Company incurred expenses of approximately $561,000, $270,000 and $370,000 respectively, to Johnson, West & Co., PLC ("Johnson, West & Co.") for accounting and tax services. A director of the Company is a member of Johnson, West & Co.

     During fiscal 1996, each of Messrs. Potter and Bedard issued notes (at an interest rate of 8% per annum) to the Company (the "Recourse Notes") in connection with stock option exercises. In fiscal 1998, 1999, and 2000, Mr. Potter's Recourse Note accrued interest of $151,694, $147,097, and $69,273, respectively, and Mr. Bedard's Recourse Note accrued interest of $84,275, $81,721, and $79,593, respectively. At April 30, 1999 and 2000, Mr. Potter's Recourse Note balance was approximately $2,227,244 and $0, respectively, and Mr. Bedard's Recourse Note balance was approximately $1,237,358 and $1,212,000, respectively. The

                               VIDEO UPDATE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Company's Board of Directors has approved the accrual of bonuses to satisfy the Recourse Notes and interest thereon, as well as the anticipated payroll tax liability to the executives as follows:

          NAME AND PRINCIPAL POSITION               YEAR ENDED APRIL 30        BONUS
          ---------------------------               -------------------      ----------
Daniel A. Potter................................           2000              $  138,546
  Chairman and                                             1999              $  294,195
  Chief Executive Officer                                  1998              $4,603,665
John M. Bedard..................................           2000              $  159,186
  President and Director                                   1999              $  163,442
                                                           1998              $2,557,590

     During fiscal 2000, the Company paid all of its previously accrued payroll tax obligations related to Mr. Potter's Recourse Note and expects to complete its similar obligations with respect to Mr. Bedard's Recourse Note by December 31, 2000.

     Amounts shown in 1998 reflect the bonus amounts accrued by the Company in conjunction with Messrs. Potter and Bedard's restated employment agreements. In 1999, the Company accrued bonus amounts for Messrs. Potter and Bedard intended to cover their respective obligations related to the Recourse Notes. In 2000, the Company accrued bonus amounts for Messrs. Potter and Bedard intended to cover their respective obligations related to the Recourse Notes.

     The resultant accrual for compensation expense has been recorded as an offset to the officers' loan obligations, with the balance of the accrual included in accrued compensation in the balance sheet as of April 30, 1999 and 2000.

     Amounts totaling $524,945 and $291,635 were paid to Messrs. Potter and Bedard respectively in fiscal 1998 as reimbursement of previous payments of principal and interest on their recourse notes to the Company and accompanying tax liabilities.

     During fiscal 2000, the Company acquired a retail store previously operated by a Video Update franchisee who is a family member of a Company director. The purchase price for the store was $250,000.

11. COMMITMENTS AND CONTINGENCIES

  Lease Agreements

     The Company leases office and retail space under operating leases with terms of six to 204 months. These leases generally have a term of three to ten years and provide options to renew for periods ranging from three to five additional years. Under the leasing agreements, the Company is generally responsible for the real estate taxes, insurance, and other expenses related to the property. The leases expire at varying dates through 2015. The Company also leases vehicles and computer equipment.

     In November 1998, the Company entered into a sale-leaseback arrangement with respect to certain of its furniture, fixtures, equipment and signage used in selected retail locations. Under the arrangement the Company obtained approximately $5.0 million. The gain on the transaction was not significant.

                               VIDEO UPDATE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     At April 30, 2000, minimum annual rental commitments under non-cancelable operating leases are as follows:

                                                                     (IN
                                                                 THOUSANDS)
2001........................................................      $ 42,052
2002........................................................        32,699
2003........................................................        28,611
2004........................................................        26,634
2005........................................................        23,948
Thereafter..................................................        62,423
                                                                  --------
     Total minimum lease payments...........................      $216,367
                                                                  ========

     Rent expense, principally retail and office space, under operating leases amounted to $28,180,000, $47,201,000 and $42,484,000 for the years ended April 30, 1998, 1999 and 2000, respectively,

12. INCOME TAXES

     Loss before income taxes consisted of the following:

                                                                      YEAR ENDED APRIL 30,
                                                                ---------------------------------
                                                                  1998        1999         2000
                                                                --------    ---------    --------
                                                                         (IN THOUSANDS)
United States...............................................    $(21,308)   $ (94,635)   $(38,067)
Canada......................................................         712      (12,908)      1,918
                                                                --------    ---------    --------
Net loss before income taxes................................    $(20,596)   $(107,543)   $(36,149)
                                                                ========    =========    ========

     Income tax (benefit) expense is as follows:

                                                                     YEAR ENDED APRIL 30,
                                                                -------------------------------
                                                                 1998        1999        2000
                                                                -------    --------    --------
                                                                        (IN THOUSANDS)
Current:
  Federal...................................................    $(1,812)   $    154    $     --
  State.....................................................         52         100          --
  Canada....................................................         --          --          --
                                                                -------    --------    --------
                                                                 (1,760)        254          --
Deferred:
  Federal...................................................     (3,706)    (30,093)    (10,306)
  State.....................................................     (1,062)     (5,786)     (1,934)
  Canada....................................................        412      (5,695)        898
                                                                -------    --------    --------
                                                                 (4,356)    (41,574)    (11,342)
  Less: Increase in valuation allowance.....................         --      44,148      11,342
                                                                -------    --------    --------
                                                                 (4,356)      2,574          --
                                                                -------    --------    --------
Total income tax expense (benefit)..........................    $(6,116)   $  2,828    $     --
                                                                =======    ========    ========

                               VIDEO UPDATE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     Components of the net deferred tax asset, resulting from differences in book and income tax accounting methods, are as follows:

                                                                  AS OF APRIL 30,
                                                                --------------------
                                                                  1999        2000
                                                                --------    --------
                                                                   (IN THOUSANDS)
Deferred income tax assets:
  Book over tax depreciation and amortization...............    $  9,853    $ 12,384
  Book over tax deferred expense............................         738         952
  Book over tax rent expense................................       2,339       2,244
  Book over tax deferred revenue............................          25          26
  Book over tax employment related accruals.................       2,586         755
  Net operating loss carryforwards..........................      24,372      37,853
  Book over tax restructuring and other accruals............       4,235       1,276
                                                                --------    --------
     Deferred income tax assets.............................      44,148      55,490
Deferred tax asset valuation allowance......................     (44,148)    (55,490)
                                                                --------    --------
Net deferred income tax assets..............................    $     --    $     --
                                                                ========    ========

     The reconciliation of the federal statutory rate (34%) to the Company's effective income tax rate is as follows:

                                                                    YEAR ENDED APRIL 30,
                                                                -----------------------------
                                                                1998        1999        2000
                                                                -----       -----       -----
                                                                       (IN THOUSANDS)
Federal tax at statutory rate...............................    (34.0)%     (34.0)%     (34.0)%
State tax, net of federal benefit...........................     (3.3)       (3.6)       (3.6)
Release of escrow shares....................................      5.8         0.0         0.0
Canada......................................................      0.5        (1.3)        0.5
Goodwill amortization.......................................      0.7         0.3         1.2
Other.......................................................      0.6         0.0         4.1
Change in valuation allowance...............................      0.0        41.2        31.8
                                                                -----       -----       -----
                                                                (29.7)%       2.6%        0.0%
                                                                =====       =====       =====

     Realization of the future tax benefits related to the deferred assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

     At April 30, 2000, the Company has United States federal and state tax loss carryforwards of approximately $118 million which expire between the years 2007 to 2015. Approximately $19 million of the net operating loss carryforward is limited to $1.5 million each year in accordance with the Internal Revenue Code.

                               VIDEO UPDATE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

13. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                    YEAR ENDED APRIL 30,
                                                                -----------------------------
                                                                 1998       1999       2000
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Interest paid...............................................    $ 3,223    $12,345    $13,807
Income taxes paid (refunded)................................    $ 1,725    $(2,175)   $    --
Common stock issued in Moovies acquisition..................    $28,200    $    --    $    --

  Non-Cash Transaction

     In fiscal year 2000, the Company settled legal matters with three vendors resulting in the conversion of accounts payable of approximately $21,836,000 to notes payable.

14. STOCKHOLDERS' EQUITY (DEFICIT)

  Class A Common Stock; Class B Common Stock

     In connection with the Company's initial public offering, all of the holders of the Company's Class B Common Stock placed on a pro rata basis, an aggregate of 1,300,000 shares (the "Escrow Shares") into escrow. As a result of the Stockholders' vote to release 90% of the shares from escrow in fiscal 1998, the remaining 130,000 shares were forfeited. The shares released from escrow and the remaining 700,000 shares of Class B Common Stock outstanding were converted into Class A Common Stock. As a result, as of April 30, 1999 and 2000, there were no shares of Class B Common Stock outstanding.

     The Securities and Exchange Commission requires that the release of the Escrow Shares to officers, directors, employees and consultants of the Company be recognized as compensation expense in the statement of operations with a corresponding offset as an increase to additional paid-in capital. As such, stockholders' equity in total did not change. The expense of $3,546,000 was equal to the fair market value of the Escrow Shares on the date of release.

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

     Until the earlier to occur of (i) ten days following a public announcement that a person or group of affiliated or associated persons have acquired beneficial ownership of 15% or more of the outstanding Common Shares (an "Acquiring Person") or (ii) ten business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding Common Shares (the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Common Shares or Warrant certificates outstanding as of the Record Date, by such Common Share certificate or such Warrant certificate, as the case may be.

                               VIDEO UPDATE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

  Warrants--Class A and B

     Each of the units sold in connection with the Company's public offerings consisted of one share of Class A Common Stock of the Company, one Class A Warrant and one Class B Warrant. The components of the units were separately transferable immediately. When issued, each Class A Warrant, upon its exercise, entitled the holder to purchase one share of the Company's Class A Common Stock and one Class B Warrant. The Class A Warrant exercise price was $6.50 per share subject to certain adjustments. In August 1995, the Company called for redemption of all its outstanding Class A Warrants. The redemption date set forth in the Notice of Redemption was September 7, 1995. Approximately 4,502,000 Class A Warrants were exercised resulting in net proceeds to the Company of approximately $28,414,000. At April 30, 1999, the Company had Class B Warrants outstanding enabling the holders the ability to purchase approximately 8,005,000 shares of Class A Common Stock at $8.75 per share. Such warrants expired in July 1999. In addition, there were 500,000 Class B Warrants outstanding that were issued by the Company in a 1994 bridge financing. These warrants provided the holders the ability to purchase the underlying Class A Common Stock of the Company at $8.75 per share and expired in July 1999.

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

15. STOCK OPTION PLANS

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

                               VIDEO UPDATE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

     In May 1995, the Company established an additional stock option plan (the "1995 Plan") whereby 850,000 shares were reserved for grant to eligible individuals to purchase Class A Common Stock of the Company. Options under the 1995 Plan may be incentive stock options or non-qualified options. The exercise price for the incentive stock options granted under the 1995 Plan may not be less than fair market value of the Class A Common Stock on the date the option is granted. In August 1995, options to purchase 420,000 shares were exercised by the CEO and President of the Company.

     In June 1996, the Board of Directors approved an additional stock option plan (the "1996 Plan"). The 1996 Plan provides for the granting of options to eligible individuals to purchase up to 820,000 shares of Class A Common Stock of the Company. Options under the 1996 Plan may be incentive stock options or non-qualified stock options. The exercise price for the incentive stock options granted under the plan, may not be less than the fair market value of the Class A Common Stock on the date the option is granted. To date, none of these options granted under such plan have been exercised.

     In January 1998, the Board of Directors approved an additional stock option plan (the "1998 Plan"). The 1998 Plan provides for the granting of options to eligible individuals to purchase up to 1,750,000 shares of Class A Common Stock of the Company. Options under the 1998 Plan may be incentive stock options or non-qualified stock options. The exercise price for the incentive stock options granted under the plan may not be less than the fair market value of the Class A Common Stock on the date the option is granted. To date, none of these options have been exercised.

     In August 1999, the Board of Directors approved the repricing of approximately 1,360,000 stock options to $1.06 per share. In accordance with FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation in interpretation of ABP Opinion No. 25", the Company will be required to record compensation expense over the vesting period of these options commencing on July 1, 2000 to the extent the market value of these shares increases.

     In fiscal 1997, the Company adopted the disclosure-only provision of SFAS No. 123 "Accounting for Stock-based Compensation." SFAS No. 123 allows companies to continue to account for employee stock based compensation plans using the accounting prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees". The Company has elected to continue to account for employee stock-based compensation using APB 25, making pro forma disclosure of net earnings and earnings per share as if the fair value based method had been applied.

     Accordingly, no compensation expense has been recorded for the stock option plans. Had compensation expense for the stock option plans been determined based on the fair value at the date of grant for awards in fiscal 1998, 1999, and 2000, consistent with SFAS No. 123, the Company's net earnings and earnings per share for the fiscal years shown below would have been reported as follows:

                                                                  1998        1999         2000
                                                                --------    ---------    --------
                                                                         (IN THOUSANDS,
                                                                    EXCEPT PER SHARE AMOUNT)
Net loss--pro forma.........................................    $(15,700)   $(111,481)   $(36,614)
Basic and diluted net loss per share--pro forma.............    $  (0.77)   $   (3.81)   $  (1.25)

                               VIDEO UPDATE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     The fair market value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                 1998          1999          2000
                                                                -------       -------       -------
Expected dividend yields....................................          0%            0%            0%
Expected stock price volatility.............................       88.9%         69.5%         73.8%
Risk free interest rate.....................................        5.5%          4.6%          6.8%
Expected life of options....................................    5 years       5 years       5 years

     The pro forma effect of net income and earnings per share is not representative of the pro forma earnings in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996.

     The weighted average fair value for options granted during fiscal 1998, 1999 and 2000 is $1.45, $0.83 and $0.16 per share, respectively.

     Option activity is summarized as follows:

                                                                                   WEIGHTED
                                                                OUTSTANDING    AVERAGE EXERCISE
                                                                  OPTIONS      PRICE PER SHARE
                                                                -----------    ----------------
Outstanding at April 30, 1997...............................     1,380,950           4.53
     Granted................................................     1,015,402           6.93
     Exercised..............................................            --             --
     Canceled...............................................      (193,650)          4.49
                                                                 ---------
  Outstanding at April 30, 1998.............................     2,202,702           5.64
     Granted................................................       174,000           1.06
     Exercised..............................................            --             --
     Canceled...............................................      (733,202)          7.36
                                                                 ---------
  Outstanding at April 30, 1999.............................     1,643,500           4.17
     Granted................................................     1,788,000           0.25
     Exercised..............................................            --             --
     Canceled...............................................      (265,800)          5.09
                                                                 ---------
  Outstanding at April 30, 2000.............................     3,165,700           0.77
                                                                 ---------
  Exercisable at April 30, 1998.............................     1,021,578           7.85
  Exercisable at April 30, 1999.............................       947,923           4.95
  Exercisable at April 30, 2000.............................     1,804,835           1.06

     The following table summarizes information concerning currently outstanding and exercisable options:

                                                               WEIGHTED
                                                               AVERAGE      WEIGHTED                   WEIGHTED
                                                              REMAINING     AVERAGE                    AVERAGE
                 RANGE OF                        OPTIONS      CONTRACTED    EXERCISE      NUMBER       EXERCISE
              EXERCISE PRICES                  OUTSTANDING       LIFE        PRICE      EXERCISABLE     PRICE
              ---------------                  -----------    ----------    --------    -----------    --------
$0 to $2.50................................     3,057,900        8.25        $0.59       1,710,927      $0.78
$2.51 to $5.00.............................        27,000        7.78         3.24          18,500       3.27
$5.01 to $7.50.............................        60,800        3.69         5.75          55,408       5.77
$7.51 to $10.00............................        20,000        1.15        10.00          20,000      10.00
                                                ---------        ----        -----       ---------      -----
$0 to $10.00...............................     3,165,700        8.11        $0.77       1,804,835      $1.06
                                                =========        ====        =====       =========      =====

                               VIDEO UPDATE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

16. ACQUISITIONS

     During fiscal year 1998, the Company acquired, in one transaction 267 video retail stores operated by an unaffiliated third party operator (the "Acquisition"). The purchase method of accounting was used to account for the Acquisition and the Acquisition is included in the Company's consolidated financial statements from the date of acquisition. There were no acquisitions in fiscal year 1999. During fiscal year 2000, the Company acquired one retail store previously operated by a Video Update franchisee (see Note 10 of the Notes to Consolidated Financial Statements). The purchase method of accounting was used to record this transaction, the pro forma impact of which was not material.

     The aggregate purchase price of the Acquisition totaled approximately $83,458,900 included approximately $50,171,200 in assumed indebtedness, approximately $5,087,500 in transaction costs, and 9,303,927 shares of Class A Common Stock valued at approximately $28,200,200. The excess of the cost over the estimated fair value of the assets acquired (goodwill) of approximately $46,291,000 is being amortized over 20 years on a straight-line basis.

     The following unaudited pro forma information presents the consolidated results of operations of the Company as if the fiscal year 1998 acquisition had been completed at the beginning of the year in which the acquisition occurred. There were no acquisitions in fiscal 1999. In the opinion of the Company's management, all adjustments necessary to present fairly such pro forma summary have been made based on the terms and structure of the transactions.

                                                            YEAR ENDED APRIL 30, 1998
                                                            -------------------------
                                                            (IN THOUSANDS, EXCEPT PER
                                                                   SHARE DATA)
Revenues................................................            $248,134
Net loss................................................             (28,562)
Basic net loss per share................................               (0.98)
Diluted net loss per share..............................            $  (0.98)

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

     The Company is currently disputing a deficiency payment allegedly due with respect to 239,163 shares which were issued to a seller in the Videoland acquisition in 1995 (see Note 20 of the Notes to Consolidated Financial Statements); the seller is claiming a deficiency payment of approximately $1,220,000 based on proceeds from the sale of Class A Common Stock during the six month period of March 1996 to September 1996. The Company has the option of satisfying approximately $1,220,000 (with respect to 239,163 shares) through the issuance of additional shares of Class A Common Stock.

                               VIDEO UPDATE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

17. GEOGRAPHIC BUSINESS OPERATIONS

     The Company owns and operates retail video stores in the United States and in Canada. A summary of the Company's operations by geographic area is presented for fiscal 1998, 1999, and 2000. All inter-company revenues and expenses have been eliminated.

                                                               OPERATING      LONG-LIVED
                                                 REVENUES    INCOME (LOSS)      ASSETS
                                                 --------    -------------    ----------
                                                             (IN THOUSANDS)
Fiscal 1998
     United States...........................    $116,958      $(17,579)       $150,061
     Canada..................................      39,196         1,346          26,560
                                                 --------      --------        --------
                                                 $156,154      $(16,233)       $176,621
                                                 ========      ========        ========
  Fiscal 1999
     United States...........................    $212,980      $(81,748)       $ 97,268
     Canada..................................      41,116       (12,777)         13,560
                                                 --------      --------        --------
                                                 $254,096      $(94,525)       $110,828
                                                 ========      ========        ========
  Fiscal 2000
     United States...........................    $181,599      $(20,920)       $ 72,886
     Canada..................................      39,363         1,889          11,007
                                                 --------      --------        --------
                                                 $220,962      $(19,031)       $ 83,893
                                                 ========      ========        ========

18. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company is party to a swap agreement with off-balance-sheet risk which is entered into in the normal course of business to meet its financing needs and to manage its exposure to fluctuations in market rates. The swap agreement involves, to a varying degree, elements of credit and market risk in addition to amounts recognized in the financial statements. The Company does not hold or issue financial instruments for trading purposes.

     The swap agreement is a contract to exchange fixed and floating payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of the agreement is used to measure amounts to be paid or received and do not represent the amount of the exposure to credit loss. The amounts to be paid or received under the swap agreement is accrued consistently with the terms of the agreement and market rates. The agreement is with a major financial institution which is currently expected to fully perform under the terms of the agreement. The Company continuously monitors the credit rating of the counter-party, and the likelihood of default is considered remote.

     The notional amount of the variable-to-fixed swap agreement as of April 30, 2000 is $4,920,000 which will be in effect beginning April 30, 2000, with a pay rate of 5.94% and a receive rate based on three month LIBOR. The agreement expires April 2001.

                               VIDEO UPDATE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     The carrying amounts and estimated fair values of the Company's swap instrument at April 30, 2000 is as follows (in thousands):

                                                              CARRYING       FAIR
                                                              AMOUNT(A)    VALUE(A)
                                                              ---------    --------
Swap agreement expiring April 2001........................       $0          $49

------------
(A) Carrying amount represents accrued payments under the swap agreement. The fair value represents the estimated amount that the Company would pay to the counter-party to terminate the swap agreement at April 30, 2000.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Subsequent to the issuance of the Company's interim financial statements for the period ended January 31, 2000, the Company's management determined that previously accrued store closing reserve and previously recorded asset impairments were inappropriately reversed within the third quarter. As a result, net income for the third quarter of fiscal 2000 was overstated by approximately $685,000. Accordingly, the results of operations for the third quarter of fiscal 2000 have been restated from the amounts previously reported. Selected quarterly financial data is as follows (in thousands, except per share data):

                   FISCAL 1999                        1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                   -----------                        -----------    -----------    -----------    -----------
Revenue...........................................      $61,693       $ 62,184        $70,692       $ 59,527
Operating income (loss)(1)........................       (3,075)        (9,514)         1,160        (83,096)
Net loss..........................................       (6,478)       (12,629)        (2,123)       (89,141)
Basic and diluted loss per share..................      $ (0.22)      $  (0.43)       $ (0.07)      $  (3.05)

                                                                         3RD QUARTER
                                                                         PREVIOUSLY     3RD QUARTER
              FISCAL 2000                  1ST QUARTER    2ND QUARTER     REPORTED      AS RESTATED    4TH QUARTER
              -----------                  -----------    -----------    -----------    -----------    -----------
Revenue................................      $60,064        $54,487        $57,468        $57,468       $ 48,943
Operating income (loss)................        2,086         (5,085)         5,178          4,493        (20,525)
Net income (loss)......................       (1,864)        (9,749)         1,058            373        (24,909)
Basic and diluted earnings (loss) per
  share................................      $ (0.06)       $ (0.33)       $  0.04        $  0.01          (0.85)

------------
(1) Certain reclassifications have been made to conform with the 2000 fiscal year-end presentation.

     During the fourth quarter of fiscal 2000, the Company decreased the carrying value of video and game rental inventory and merchandise inventory by approximately $3,000,000 as a result of a complete annual physical count and valuation. This annual counting and pricing was more comprehensive than that which had been conducted on an interim basis. As a result of inventory adjustments, the Company increased store operating expenses by approximately $3,000,000 in the fourth quarter of fiscal 2000. The Company is not able to determine the periods of the fiscal year to which these inventory adjustments relate.

     During the fourth quarter of fiscal 2000, the Company recorded impairment charges of $7,354,000 and $4,314,000 related to goodwill and fixed assets, respectively, as a result of a strategic review of its prior acquisitions and operations (see Notes 5 and 8 of Notes to the Consolidated Financial Statements).

20. LITIGATION

     In connection with the acquisition of the assets of Videoland, Inc. ("Videoland") in November 1995, the Company issued 239,163 shares of its Class A Common Stock (the "Videoland Shares") to the sellers of the

                               VIDEO UPDATE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

assets of Videoland (the "Videoland Sellers"). With respect to the Videoland Shares, the Company agreed to make a deficiency payment in October 1996 to the Videoland Sellers if the gross proceeds received by such sellers from the sale of the Videoland Shares during the six months from March 1996 through September 1996 is not equal to the number of Videoland Shares sold multiplied by $12.00. The Videoland Sellers were subject to certain "lockup" or sale restrictions as a condition to any deficiency payment. The Company initiated an action in federal district court in Minnesota for a declaratory judgment that the Videoland Sellers are not entitled to any deficiency payment in light of the failure by such sellers to comply with the lockup or sale restrictions. In January 1998, the court entered a judgment, payable in the Company's stock or cash, against the Company in the amount of $1,220,403 plus interest from October 1996, and attorney's fees; which is recorded in the consolidated balance sheets. The Company appealed the judgment to the Eighth Circuit. The appeal was denied. The Company is exploring further avenues of relief, including but not limited to the satisfaction of a portion of the judgment by a transfer of the Company's stock. A variety of aspects of such a settlement are now subject to litigation in the federal district court of Minnesota, the outcome of which no assurances can be given.

     In May 1998, Rousnam Video, Inc., a Michigan corporation and Hani (Al) Monsour (collectively "Monsour") filed a lawsuit in state court (Macomb County, Michigan) claiming amounts due pursuant to post-closing adjustments contemplated in connection with an Asset Purchase Agreement among Monsour and Moovies, Inc. dated as of March 14, 1997, and the alleged default on a Promissory Note among Monsour and Moovies, Inc. in the amount of $2,000,000. The trial court has ruled in favor of the plaintiffs on a motion for summary judgment, and a judgment for $2,370,195 has been entered against the Company. The $2,000,000 note is recorded in notes payable and the remaining judgement of $370,195 is recorded in accrued expenses on the consolidated balance sheet at April 30, 2000. The Company believes it has meritorious grounds for its appeal which is currently pending, although assurances cannot be given as to the outcome of such action.

     In August 1998, the Company filed suit in federal court in Oregon against Rentrak Corporation, an Oregon Corporation. The Company alleges that Rentrak has violated the federal antitrust law, given Rentrak's position in the market and its exercise of monopoly power. Rentrak has counter-claimed for amounts it alleges were owed by Moovies, Inc. prior to the acquisition of Moovies, Inc. by the Company and for amounts it claims are due under a contract with the Company; the Company has denied that such contract is valid or that any sums are due. Fact discovery in the matter is now largely completed. As of April 30, 2000 the Company believes that it has adequately provided for its exposure under this litigation.

     During fiscal 2000, the Company had favorable settlements in certain litigation matters with two vendors. As part of each settlement, the Company converted trade payables to these vendors to structured note payables of $1,336,000 and $6,500,000, respectively, (see Note 9 of the Notes to Consolidated Financial Statements) and recorded approximately $1,700,000 and $1,200,000, respectively, as a reduction of selling, general and administrative expense and as an adjustment of estimated liabilities in the consolidated financial statements.

     Also in fiscal 2000, the Company recorded a loss of approximately $1,600,000 resulting from a judgment on appeal in a legal matter with a vendor. The Company believes it has meritorious grounds for success and continues to pursue other avenues of relief.

     The Company is involved in various other legal proceedings arising during the normal course of conducting business. Management believes that the resolution of these proceedings will not have any material adverse impact on the Company's financial statements.

21. CHANGE IN FISCAL YEAR-END

     In January 2000, the Company's Board of Directors approved a resolution changing the Company's fiscal year end from April 30 to January 31, effective January 31, 2001.